Form 10-K
period 2024-12-31
Karman Holdings Inc.
filed 2025-04-10
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-42520

KARMAN HOLDINGS INC.

(Exact name of Registrant as specified in Charter)

Delaware	85-2660232
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5351 Argosy Avenue, Huntington Beach, CA	92649
(Address of principal executive offices)	(Zip Code)

(714) 898-9951

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	KRMN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The registrant was not a public company as of June 29, 2024, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on February 13, 2025.

Number of shares of registrant’s common shares outstanding as of March 31, 2025 was 132,174,593.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 12, 2025, as filed with the Securities and Exchange Commission on February 13, 2025, pursuant to Rule 424(b)(4) (SEC File No. 333-284382) is incorporated into certain portions of Part I, II, and III as disclosed herein.

i

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the “Company,” “our company,” “Karman,” “we,” “us” and “our” refer to TCFIII Spaceco Holdings LLC or Karman LLC and its consolidated subsidiaries for all periods prior to the Corporate Conversion discussed below and to Karman Holdings Inc. or Karman Holdco and its consolidated subsidiaries for all periods following the Corporate Conversion.

Prior to the effectiveness of our registration statement (File No. 333-284382), we operated as a Delaware limited liability company under the name TCFIII Spaceco Holdings LLC (d/b/a Karman Space and Defense) (“Karman LLC”). Subsequently, we converted to a Delaware corporation and changed our name to Karman Holdings Inc. (“Karman Holdco”). See the section of our prospectus dated February 12, 2025, as filed with the Securities and Exchange Commission on February 13, 2025, pursuant to Rule 424(b)(4) (SEC File No. 333-284382) (the “Prospectus”) titled “Corporate Conversion.” In the conversion, all of our outstanding equity interests were converted into shares of common stock. Specifically, holders of Karman LLC units received shares of common stock of the Company for each unit of Karman LLC. The foregoing conversion and related transactions are referred to herein as the “Corporate Conversion.” The purpose of the Corporate Conversion was to reorganize our structure so that the entity that offered our common stock to the public was a corporation rather than a limited liability company and so that our existing investors and new investors own our common stock rather than equity interests in a limited liability company. Except as disclosed in this Annual Report on Form 10-K, the consolidated financial statements and related notes thereto and other financial information included in the report are those of the Company as successor to Karman LLC and its subsidiaries and do not give effect to the Corporate Conversion.

Presentation of Financial Information

We are a holding company and our sole asset is the capital stock of our wholly owned subsidiaries. Karman LLC is the predecessor of the issuer for financial reporting purposes. Accordingly, this Annual Report on Form 10-K contains the historical financial statements of Karman LLC and its consolidated subsidiaries. Karman Holdco is the reporting entity following the IPO.

The audited consolidated financial statements of Karman LLC included in this Annual Report on Form 10-K (our “consolidated financial statements”) were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

Our fiscal year begins on January 1 and ends on December 31 of the same year.

Non-GAAP Financial Metrics

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of our financial measures are not prepared in accordance with generally accepted accounting principles (“non-GAAP”) under SEC rules and regulations. For example, in this Annual Report on Form 10-K, we present, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, all of which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. These measures are presented for supplemental informational purposes only, and are not intended to be substitutes for any GAAP financial measures, including net income, and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. In addition, these non-GAAP measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Therefore, non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Where appropriate, reconciliations of our non-GAAP financial measures to the most comparable GAAP figures are included. For further discussion and a reconciliation of these non-GAAP financial measures to their most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Non-GAAP Operating Measures.”

INDUSTRY AND MARKET DATA

Within this Annual Report on Form 10-K, we reference information and statistics regarding the industry in which we operate. We have obtained this information and statistics from various independent third-party sources, independent industry publications, reports by market research firms and other independent sources. Some data and other information contained in this Annual Report on Form 10-K are also based on management’s estimates and calculations, which are derived from our review and interpretation of internal surveys and independent sources. The information is as of its original publication dates (and not as of the date of this Annual Report on Form 10-K). Data regarding the industries in which we compete and our market position and market share within these industries are inherently imprecise and are subject to significant business, economic and competitive uncertainties beyond our control, but we believe they generally indicate size, position and market share within these industries. While we are responsible for all of the disclosure in this Annual Report on Form 10-K and believe the third-party information and our internal company research, data and estimates contained in this Annual Report on Form 10-K to be reliable, neither we nor the underwriters have independently verified any third-party information nor has any independent source verified our internal company research, data and estimates.

In addition, assumptions and estimates of our and our industry’s future performance are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates. See “Cautionary Note Regarding Forward-Looking Statements.” As a result, you should be aware that market, ranking, and other similar industry data included in this Annual Report on Form 10-K, and estimates and beliefs based on that data may not be reliable. Neither we nor the underwriters can guarantee the accuracy or completeness of any such information contained in this Annual Report on Form 10-K.

TRADEMARKS, SERVICE MARKS, TRADENAMES, AND COPYRIGHTS

We own certain trademarks, service marks, trade names and copyrights in the United States. Unless otherwise indicated, all trademarks, service marks, trade names, and copyrights appearing in this Annual Report on Form 10-K are proprietary to us, our affiliates, and/or licensors. This Annual Report on Form 10-K also contains trademarks, tradenames, service marks, and copyrights of third parties, which are the property of their respective owners. Solely for convenience, the trademarks, tradenames, service marks, and copyrights referred to in this Annual Report on Form 10-K may appear without the ®, TM, SM, or © symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames, service marks, and copyrights. We do not intend our use or display of other parties’ trademarks, tradenames, service marks, or copyrights to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts including those that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements are included throughout this Annual Report on Form 10-K and relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are not guarantees of future performance. Our expectations and beliefs are expressed in management’s good faith, and we believe there is a reasonable basis for them, however, the forward-looking statements are subject to various known and unknown risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:

•
we rely heavily on certain customers for a significant portion of our sales;
•
a significant deferment of orders by customers could have a material adverse effect on our business, results of operations, prospects, and financial condition;
•
the loss of our GSA contracts or GWACs could impair our ability to attract new business;

•
if we are unable to manage the increasing technological complexity of our business, or achieve or manage our expected growth, our business could be adversely affected;
•
we have in the past consummated acquisitions and intend to continue to pursue acquisitions, and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations;
•
we depend on our executive officers, senior management team and highly trained employees and any work stoppage, difficulty hiring similar employees, or ineffective succession planning could adversely affect our business;
•
if critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business;
•
our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production;
•
our leases may be terminated or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease;
•
technology failures or cyber security breaches or other unauthorized access to or use of our information technology systems or sensitive or proprietary information could have a material adverse effect on the Company’s business and operations;
•
U.S. military spending is dependent upon the U.S. defense budget;
•
U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue;
•
we could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations;
•
we may be subject to periodic litigation and regulatory proceedings, which may materially adversely affect our business, results of operations, prospects and financial condition;
•
our failure to comply with applicable economic and trade sanctions could materially adversely affect our reputation and results of operations;
•
our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could materially adversely affect our business, results of operations, prospects and financial condition;
•
our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;
•
our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business;
•
servicing our indebtedness requires a significant amount of cash. Our ability to generate cash depends on many factors, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, prospects and financial condition;
•
the increased expenses associated with being a public company;
•
the impact of escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, the COVID-19 pandemic, or a similar public health threat, or the ongoing conflicts between Russia and Ukraine and Hamas and Israel, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations;
•
our ability to remediate the identified material weaknesses in our internal control over financial reporting; and
•
the other factors discussed under “Risk Factors.”

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in the forward-looking statements.

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K and is expressly qualified in its entirety by the cautionary statements included in this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable law.

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Legacy,” refer to Karman Holdings Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Our Company

We specialize in the upfront design, testing, manufacturing, and sale of mission-critical systems for existing and emerging missile and defense, and space programs. Our integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense (“DoD”) and space sector initiatives. For the years ending December 31, 2024 and 2023, we estimate that no single program accounted for more than 10% of revenue on average for those twelve month periods, with revenue from over 100 active programs supporting current production and next-generation space, missile, hypersonics, and defense applications.

We believe that our engineering expertise, vertically integrated production capabilities, and track record with critical piece part and subcomponent manufacturing positions us to successfully serve our prime customers who rely on us to deliver technical design and scaled manufacturing for integrated systems that are required to withstand extreme environments and meet stringent performance requirements. Our highly engineered solutions are organized into three key families: Payload Protection and Deployment Systems, Aerodynamic Interstage Systems, and Propulsion Systems:

•
Payload Protection and Deployment Systems: full design and manufacturing of the top section of a booster, launch vehicle, payload, or missile system
•
Aerodynamic Interstage Systems: supporting metallic and composite subsystems designed for aerodynamics and interstage separation
•
Propulsion Systems: offering of integrated solid rocket motors and supporting subsystems, launch systems, and ablative composites

Our solutions are deployed across three growing, core end markets: Hypersonics & Strategic Missile Defense, Tactical Missile and Integrated Defense Systems, and Space and Launch. We serve a diverse customer base within these end-markets where we maintain long-standing relationships and engineering partnerships. We believe that our differentiated technical design, expertise, intellectual property, and heritage of mission success provides us with a value proposition that would be difficult to replicate by our current and potential future competitors. By utilizing our vertically integrated and concept-to-production capabilities along with a highly targeted acquisition strategy, we have created a business model aimed at creating long-term, sustainable value for our customers, the programs we support, and the warfighter.

Our business approach combines both strong organic growth and our proven buy, build, and integrate acquisition strategy. Karman Space and Defense is defined by four core acquisitions that have been fully integrated into our business to create a synergistic platform with complementary capabilities and robust intellectual property (“IP”). Our formation began with the merger of Aerospace Engineering, LLC (“AEC”) and AMRO Fabricating Corporation (“AMRO”) in October 2020, which allowed us to become one of the largest independently owned suppliers focused on manufacturing complex systems for the space and missile markets. Shortly thereafter, we acquired American Automated Engineering, Inc. (“AAE”) (December 2020), a manufacturer of high-temperature composites, and Systima Technologies (“Systima”) (September 2021), a specialist in design and integration of energetic and mechanical systems into the structural design of mission-critical space and hypersonic systems. Since inception, we have completed three additional, complementary acquisitions focused on further expanding our capability set. Altogether, these acquisitions have:

•
United complementary capabilities that are critical to Karman’s “concept-to-production capabilities” offering to blue chip missile and space primes
•
Provided a storied heritage of trusted, mission success encompassing 40+ years, which we deem vital to success in our industry
•
Created a platform and strategic basis to continue to seek accretive, complementary acquisitions

Today, Karman operates approximately 730,000 square feet of design, engineering, and manufacturing space, supporting a single Karman go-to-market strategy. We continue to evaluate opportunities to support anticipated growth and have recently invested to outfit a new 30,000 square foot facility in Decatur, AL to primarily service a new customer.

Our Platform

The relentless pursuit of mission success, no matter the challenge, underscores our ability to design and produce technical, mission-critical systems for prime integrators. As a purpose-built collection of time-tested, engineering focused businesses, Karman Space and Defense’s integrated platform unites over 40+ years of successful experience in delivering complex, engineered solutions for customers.

Our business is guided by a key, overarching mission – to expand what’s possible in space and defense through the relentless pursuit of innovation, integration, and collaboration. Our business model is focused on providing innovative and reliable integrated system solutions, utilizing our concept-to-production capabilities which include comprehensive in-house design, analysis, testing and qualification, and production services. We believe this strategy and these capabilities have provided what we believe to be a competitive advantage and market-leading position.

We are focused on delivering innovative and customized solutions for our customers, with about 180 multidiscipline engineers supporting our comprehensive in-house design and manufacturing capabilities. We believe we have a unique set of capabilities, which are supported by decades of experience across advanced material design, proprietary digital models, material science and testing, and manufacturing expertise. We believe that this collection of vertically integrated capabilities provides a strong value proposition for our customers who seek to simplify their supply chains, increase their speed to market, and reduce costs – all while benefitting from quality, integrated system solutions. Our differentiated market offering is supported by significant sole and single source contract positions.

Our IP is developed based on our differentiated technical design expertise, which affords us the ability to work collaboratively with customers earlier in a program’s lifecycle to develop mission critical solutions. Such early participation often results in Karman solutions becoming part of the future production specification. It is our belief that once a supplier has been qualified on a particular program and is delivering on the basis of quality, it is unlikely that a customer would pursue re-qualification given a relatively lengthy and costly process. We believe this provides us with a strong competitive advantage and allows us to benefit from the longevity of missile and space programs and the visible and recurring revenue streams provided by the long-term nature of the programs we support and their budgets. Furthermore, our key design philosophy is centered around providing an optimal solution for the customer’s mission given a specified set of performance requirements. With deep advanced materials expertise and design capabilities, Karman maintains an agnostic approach to system design and material selection, crafting solutions that best meet the customer specification. These optimal solutions often incorporate our patented materials, subcomponents, and proprietary manufacturing processes that have been developed over the past 40+ years.

Our revenue is diversified across end-markets, product families, programs, and customers, with a significant portion of our revenue derived from sole/single source program positions. In 2024, our revenue was nearly split evenly across our three core end markets, with revenue from about 70 customers and over 100 programs.

For the year ended December 31, 2024, we generated $345.3 million in revenue, representing 23.0% year over year growth from the year ended December 31, 2023. Additionally, we generated net income of $12.7 million on a GAAP basis and $106.1 million of Adjusted EBITDA in 2024, representing a 3.7% and 30.7% net income and Adjusted EBITDA margin, respectively. We believe that our double-digit growth and Adjusted EBITDA Margins are a testament to the fundamentals of our strong underlying end-markets and the compelling value proposition that we offer our prime customers. Given what we believe to be multiple avenues for continued organic and inorganic growth and a well-diversified business across programs, customers, markets, and product families, we believe we are well-positioned for continued profitable growth. For a discussion of the use of Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation to the most directly comparable GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Non-GAAP Operating Measures.”

Our Industry

End Markets

We primarily compete across three core end markets including: Hypersonics & Strategic Missile Defense, Tactical Missile & Integrated Defense Systems, and Space & Launch.

Hypersonics & Strategic Missile Defense: Defined by large diameter hypersonic and intercontinental missiles and interceptors, this end-market represented 33.2% of revenue in 2024. This market continues to evolve, focused in part on the development of hypersonic missiles and capable hypersonic deterrents as well as the continued production of critical legacy platforms. As near-peer threats, namely China and Russia, continue to expand anti-ballistic missile capabilities and progress hypersonic capabilities and platforms, funding and support for viable, domestic hypersonic programs has continued to mount to combat these threats.

Additionally, with the development of continued geopolitical uncertainty and a focus on global defense spending, we believe the support to develop and produce such missiles will continue to provide this end-market with a critical tailwind.

Tactical Missile & Integrated Defense Systems: The Tactical Missile & Integrated Defense end-market, defined by smaller diameter rocket, missile technologies, and launcher systems that support the successful deployment of missiles, represented 33.5% of our revenue in 2024. This end-market is comprised of applications across multiple uses cases including anti-armor, air-to-air, anti-ship, air-to-surface, surface-to-air, and naval-surface to air. Like our Hypersonics & Strategic Missile Defense end-market, this market has continued to benefit from a shift in defense spending posture as current conflicts demonstrate the strategic importance of these missile platforms and technologies, many of which can be rapidly deployed with high effectiveness in a modern warfare context. We expect this, along with the call for the ongoing replenishment, the need for larger strategic stockpiles by both the U.S. and its allies, and development of next-generation weapon systems to drive strong future demand.

Space & Launch: Space and Launch, represented 33.3% of our revenue in 2024. This end market encompasses the application of our key integrated solutions across Payload Protection and Deployment Systems, Aerodynamic Interstage Systems, and Propulsion Systems to a wide variety of traditional and new launch providers. With an expected continued emergence of new launch providers, an increased commercial launch cadence, deeper governmental focus and spend on the space sector, and the introduction of new space applications, we believe this end-market will continue to benefit from robust growth.

Competition

The competition we face in our core end markets is characterized by a fragmented supplier base of piece part and subsystems providers, with fewer integrated system providers. Given our technical design capability and requisite component and piece part expertise as an integrated solutions provider, we believe we occupy a differentiated part of our customers’ supply chain and face few direct competitors. These direct competitors are characterized by their vertically integrated design-to-production capabilities and ability to offer customers integrated system solutions. We also characterize our competition for these integrated system solutions as our prime customer’s choice to “make or buy” the solution.

Despite different positioning, we do compete with piece part and subsystem suppliers across each of our product categories at the sub-integrated system supply level. We believe these competitors are characterized by less differentiated intellectual property with a core focus on manufacturing and “build-to-print” capabilities. We compete mainly on the basis of technical differentiation and our ability to deliver highly complex solutions to customers in a timely manner. Our ability to offer tailored solutions that meet complex design requirements has allowed us to successfully cultivate lasting customer relationships and a reputation founded in innovation. We believe our track record and focus on customer and mission success positions us as a trusted supplier and affords us the opportunity to continue to capture market share on existing and next-generation programs.

Competitive Strengths

Mission-Critical, Concept-to-Production, Integrated Systems Provider

As a system-level provider, we offer a full suite of capabilities capable of taking a design through to full production. We are equipped with upfront engineering and design, testing and qualification capabilities, and a scaled manufacturing footprint. We believe that our set of integrated capabilities provides a valuable service to the marketplace, by consolidating steps in the manufacturing lifecycle in an integrated manner to meet complex customer needs. Furthermore, we believe that our positioning and integrated business model provides our customers a key advantage.

Our deep expertise across design, testing, and advanced materials allows for selection across a wide variety of capabilities necessary to create, test, and produce a specified design—all in one place. We believe this reduces the customer’s need to commit resources to in-house system design or supply chain management. As a result, when customers choose to outsource integrated system design and manufacturing to us as a single supplier, they generally benefit from increased speed to market and reduced costs. As the technical nature of design for next- generation weapon systems continues to increase, we believe that our integrated concept-to-production capabilities will provide increased value to our customers.

Differentiated Technical Design Focus with IP Creates High Barriers to Entry

With about 180 multi-discipline engineers and decades of combined experience, we believe we are differentiated by our technical capabilities and our IP, which is comprised of patents, trade secrets and proprietary know-how. We believe that our customers have come to expect and trust us to effectively design, test, and field mission-critical system solutions. Our technical capability is supported by our IP, which is comprised of three key categories: Design IP, Proprietary IP, and Process IP.

•
Our Design IP is utilized in partnership with the prime and end-customers to create complex system designs that often meet stringent and custom performance specifications. Examples of our design IP include the responsibility of the full system design and selection of components for integrated systems such as shrouds or solid rocket motors. We believe that our design capabilities enable us to begin work with customers on next-generation platforms much earlier in the development cycle, providing an opportunity for increased revenue capture at each program stage from technology maturation to production.
•
Our Proprietary IP consists of unique Karman technologies that are often deployed across our offerings. Examples of proprietary IP technologies include patented components relating to our core competencies of energetics, safe and arm, and advanced materials.
•
Our Process IP consists of engineered, and often times complex, production methods that leverage our decades long experience in manufacturing to enable production of various advanced materials into designs that require precision and quality. Examples of Process IP include Karman’s manufacturing methods deployed to create solid rocket motor nozzles, spun form shrouds, and solid propellant driven actuators.

In many instances, the solutions that we provide to our customers combines all three categories of IP, creating a unique offering which we believe creates high barriers to entry for our competitors.

Strategically Aligned with Priority Production and Emerging Missile & Defense Programs

We were a supplier to over 100 funded missile and space programs in 2024, covering a multitude of high priority production programs with key content provided to both production and early stage, next-generation programs. We provided content on a wide variety of U.S. high-priority missile programs across the U.S. Army, Navy, Airforce, Missile Defense Agency, and a variety of commercial space and NASA sponsored programs.

Our technical capability and strategic focus on early partnership on next-generation programs has also enabled us to capture multiple positions on key hypersonic development programs integral to the future defense of the United States and its allies. We believe our diverse and aligned programmatic exposure provides an important tailwind for the business and will continue to drive long-term growth as we continue to support important DoD initiatives.

Diversified Business Model with Balanced Revenue Mix, Offering Both Stability and Growth

Our mission-critical solutions are deployed across a diverse set of end markets, products, customers, and programs. This diversification reduces the reliance on any one program, end market, customer, or product offering and positions us well for future growth amidst a variety of potential market backdrops.

•
End-markets: Our revenue for the fiscal year ended December 31, 2024 was nearly equally distributed across our 3 core end markets with 33.2% from Hypersonics & Strategic Missile Defense, 33.5% from Tactical Missile and Integrated Defense Systems, and 33.3% from Space and Launch.
•
Programs: Our solutions are utilized across a diverse set of DoD missile and private space programs, with over 100 programs contributing to revenue.
•
Customers: We were a supplier to over 70 customers in 2024 across established and emerging customers.

We often occupy a single or sole source position on key strategic missile and space programs. The life of these programs can often exceed 20 years with lengthy production lifecycles, providing us with a long, recurring, and visible tail of revenue.

Strong, Long-standing Customer Relationships in Attractive End-markets

Given the mission-critical nature of our products, we believe experience to be a pre-requisite for fostering long-standing relationships as our customers seek trusted suppliers with a heritage of technical quality and success to deliver on current and next-generation weapons systems. With an extensive track record spanning decades, we believe we have established ourselves as a trusted partner known for technical design and quality. Through consistent delivery of on-time, manufacturable, high-quality solutions, we have fostered enduring partnerships dating more than 15 years in many cases.

We primarily serve these customers across three key end markets: Hypersonics & Strategic Missile Defense, Tactical Missile & Integrated Defense Systems, and Space & Launch. We believe that exposure to these end markets provides an attractive market backdrop, with current tailwinds supported by:

•
Heightened global geopolitical uncertainty amidst ongoing conflicts leading to an increased focus on defense as nations seek to prioritize security and military readiness; and
•
Continued emergence of near-peer threats to the U.S. and its allies, including the advancement of next- generation weapon systems technologies (i.e., hypersonic) resulting in an increased focus on developing new technologies to deter such threats.

Highly Attractive Financial Profile

Our purpose-built Karman platform is powered by a single go-to-market strategy and cohesive design, engineering, and manufacturing expertise. We believe that this collection of capabilities and our value proposition offered in the marketplace has led to an attractive financial profile underpinned by strong top-line growth and robust Adjusted EBITDA. For the fiscal year ended December 31, 2024, we experienced 23.3% revenue growth, a 3.7% Net Income margin, and a 30.6% Adjusted EBITDA margin compared to fiscal year ended December 31, 2023. We believe that our business model with technical-led, integrated capabilities, attractive production and emerging program exposure, significant sole/single source contract exposure, and a culture-focused operational excellence will continue to provide the elements necessary to drive strong financial performance. For a discussion of the use of Adjusted EBITDA, Adjusted EBITDA Margin, and a reconciliation to the most directly comparable GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Financial and Non-GAAP Operating Measures.”

Mission-Focused, Experienced Leadership Team

Our mission-focused leadership team, with 20 years of average experience across Aerospace & Defense and other related industries, is driven by a commitment to excellence, unconventional thinking, and a passion to grow and shape the future of space and defense. Alongside Trive Capital, we have invested in talent and have elevated key industry and operating partners from our four legacy businesses to Karman leadership roles to lead the next phase of growth for the combined platform. We believe our leadership team possesses the industry, leadership, operational, business development, and finance experience necessary to successfully navigate industry dynamics and drive continued, profitable growth:

•
Tony Koblinski, our Chief Executive Officer, has spent 25+ years leading businesses focused on integrated systems and processes, most recently as the President and CEO of Madison-Kipp Corporation where he partnered with Trive Capital on its buyout of the Madison-Kipp Corporation in order to pursue a new phase of growth for the company and focus on adding value to Tier I and OEM customers.
•
Jonathan Beaudoin, our Chief Operating Officer, has 18+ years of aerospace engineering, most recently as the Regional President of the Northwest Region at Karman where he led programs and product development of Karman’s technologies across space and emerging missile platforms.
•
Stephanie Sawhill, our Chief Growth Officer, has 20+ years of aerospace industry experience and most recently served as VP of Strategy and Business Development at Systima Technologies prior to Karman’s acquisition of the company in September 2021. Sawhill is a named inventor on multiple patents and has co-authored papers in JANNAF, AIAA, IEEE, Ceramics International and other publications.
•
Mike Willis, our Chief Financial Officer, is a Certified Management Accountant and spent 17+ years in finance and operations management, most recently as the Director of Finance within the Forgings Division at Precision Castparts Corp where he was responsible for 14 business units across five countries.

Growth Strategy

We aim to drive value for shareholders with continued best-in-class financial performance, underlined by strong, profitable top-line growth. Our growth strategy is focused on both organic and inorganic growth initiatives, with a cohesive go-to-market strategy across each of our three core end markets:

Expand Content on Existing Programs, Leaning on Track Record of Mission Success

We are focused on providing quality integrated system solutions to prime customers and have built decades long partnerships with our customers. We believe that our regimented focus on customer relationship development via a differentiated technical solution and track record of mission success on existing programs creates an opportunity to drive further shipset expansion. Utilizing our internal processes and our customer relationship management (“CRM”) initiatives, we continue to develop, and execute on, a targeted pipeline of potential content expansion opportunities for pre-low-rate initial production (“LRIP”) phase programs where we believe we could offer a superior solution. Additionally, we continue to educate and demonstrate the value of our full scope of solutions across payload protection and deployment, propulsion, and aerodynamic and interstage systems with prime integrators on existing programs and believe that there is significant growth potential from the continued execution of these efforts.

Lead with Design Capabilities to Capture Positions on Next-Generation Programs

Our design capabilities present a unique opportunity to collaborate with our customers as they seek solutions for their emerging hypersonic and next-generation weapons platforms. Being an early partner in the design and creation of increasingly complex, next-generation systems enables revenue capture at the earliest stages of development and across the program lifecycle from technology maturation through long-term production. Given what is typically a lengthy and costly requalification process, we believe that once a quality supplier has been included as part of the specification, it is unlikely that prime integrator will seek an alternative solution. To drive growth, we intend to continue to execute as a trusted partner on our portfolio of existing next-generation platforms as they mature through qualification and into production. Building on current momentum, we regularly seek further opportunities on newly emerging missile and space programs, utilizing our current integrated design-to-production capabilities and industry partnerships to efficiently develop and deliver innovative solutions. Aided by long-term secular growth trends across our key end-markets and by our ability to meet the increasingly complex design challenges required of next-generation weapon systems, we believe that our strategic efforts can drive profitable growth as these programs develop, mature and enter production.

Continue to Provide Increasingly Integrated Systems

We believe that our integrated system solutions provide significant value to our prime customers who seek to streamline their supply chains and increase their speed to market. In alignment with our customer’s needs, we intend to develop increasingly integrated system solutions through the development or acquisition of new, complementary capabilities to bolster the breadth and depth of our current integrated offerings. We also intend to selectively expand the application of our current offerings and capabilities to develop additional integrated vehicles and vessels such as lunar landers and other unmanned platforms. As our offerings continue to become increasingly integrated with more Karman content, we believe that we only further enhance our competitive advantage in a supply chain characterized by fragmentation. Our strategy remains focused on designing and producing the optimal, engineered system solution for our customers given their specified performance requirements.

Seek Value-Added Acquisitions Complementary to our Existing Capability Set

We have a rigorous approach to acquisitions, as demonstrated by the successful integration of seven acquisitions since formation. In pursuing acquisitions, we target companies with:

•
Highly engineered products
•
Significant intellectual property and/or proprietary processes
•
Capabilities which enable the next or deeper integrated system solution capabilities
•
Capabilities which can be leveraged across multiple programs and end markets

Management’s experience in driving financial performance from our defined model, which remains focused on profitable growth and our customer’s mission success, and integration with and Karman operating systems has led to a targeted goal of meaningfully improving an acquired business’ Adjusted EBITDA over a three-year time frame post-acquisition. We believe that the fragmented market of piece part and subsystem suppliers presents an opportunity for continued acquisitions.

Government Contracts

A material portion of our revenue is derived from defense contracts, directly or indirectly, with the U.S. military that are subject to U.S. government contracting rules and regulations and therefore are subject to the business risks specific to the defense industry, including the ability of the U.S. government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts at its convenience and without significant notice; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) revoke required security clearances. Violations of government procurement laws could result in civil or criminal penalties. Services to our U.S. military end-users accounted for approximately $268 million, or approximately 77.7%, of our revenue for the year ended December 31, 2024.

Governmental Regulation

Many of the components we manufacture are required to be certified by one or more governmental agencies. We must also satisfy the requirements of our customers, including OEMs, and provide these customers with products and services that comply with government regulations. Since we sell defense products, we can be subject to various laws and regulations governing pricing and other factors as well. Contracting in the defense industry also makes us subject to rules related to bidding, billing, and accounting, as well as prohibitions related to kickbacks and false claims.

Furthermore, we are at times subject to trade laws and regulations like the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, and the sanctions administered by the United States Department of the Treasury’s Office of Foreign Assets Control. Additionally, we are subject to data protection laws, including but not limited to the California Consumer Privacy Act and the European Union General Data Protection Regulation.

There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these governmental regulations. Our operations may in the future be subject to new and more stringent regulatory requirements.

Manufacturing and Engineering

We continually strive to optimize productivity and achieve value pricing over inflation, implementing precision engineering and manufacturing to produce parts essential for today’s aircraft systems and structures. We strive to differentiate ourselves from our competitors by manufacturing products in an accurate, reliable and repeatable manner without sacrificing attention to detail, which is evident in the durability and precision of our products. We are able to keep capital expenditure levels low since we do not constantly need new state-of-the-art equipment, which contributes to our lean entrepreneurial structure and helps us drive continuous improvement.

Raw Materials

We require the use of a variety of raw materials and manufactured component parts in our manufacturing processes, and we purchase these from various suppliers. The primary raw materials used to produce our products include composites (including Epoxy, BMI, and Phenolic), metals and alloys (including aluminum, copper, and various alloys of each), specialty chemicals, and energetic materials. We believe most of our raw materials and component parts are generally available from multiple suppliers at competitive prices. The lingering supply chain disruptions stemming from the COVID-19 pandemic has disrupted to a certain extent the availability of raw materials. These disruptions in raw material supply could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials from other sources. However, we believe that the loss of any one source, although potentially disruptive in the short- term, would not materially affect our long-term operations. We try to limit the volume of raw materials and component parts on hand, and we are highly dependent on the availability of essential materials, so continued inflationary pressures could impact material costs. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive OEM certification processes associated with our products could prevent efficient replacement of a supplier, raw material or component part. Additionally, an open conflict or war across any region, including, but not limited to, the conflicts in Ukraine and Israel, could affect our ability to obtain raw materials. See “Risk Factors—Risks Related to Our Operations—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.”

Seasonality

We do not believe our net sales are subject to significant seasonal variation.

Intellectual Property

We rely on patents, trade secrets and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. The Company’s products are manufactured, marketed and sold using a portfolio of patents and other forms of intellectual property, some of which expire in the future. The Company develops and acquires new intellectual property on an ongoing basis. Based on the broad scope of the Company’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our consolidated financial statements.

As of December 31, 2024, we own 13 issued patents, which will expire between December 2030 and June 2044. We currently have 7 pending or published patent applications, for which the rights and duration are dependent on the grant of the patent by the U.S. Patent and Trademark Office or other applicable national or regional patent authority. We also have registered domain names for websites that we use in our business. We have no registrations for marks or copyrights.

Environmental Matters

Our operations and facilities are subject to an extensive regulatory framework of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, and the investigation and remediation of certain materials, substances, and wastes. We are committed to monitoring our business’s environmental performance, and to the health and safety of our employees, and as such we continually make efforts to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations.

Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental- related risks, including climate change, see “Risk Factors.”

Human Capital Resources

As of December 31, 2024, we had approximately 1,113 full-time, part-time and temporary employees. None of our full-time and part-time employees are represented by labor unions.

Our employees are critical to our long-term success and are essential to helping us meet our goals. Therefore, it is crucial that we continue to attract, retain and motivate exceptional and high-performing employees by providing opportunities available for all our employees to not only contribute to Karman, but also grow and develop in their careers. We offer training and development programs encouraging advancement from within in order to support the advancement of our employees. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. We believe we offer competitive compensation programs to our employees to help attract and retain our employees.

Available Information

Our website address is https://karman-sd.com/. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Strategy

We rely heavily on certain customers and suppliers for a significant portion of our sales.

Our three largest customers accounted for approximately 50.7% of revenue during the year ended December 31, 2024. In addition, one supplier accounted for approximately 19.6% of accounts payable as of December 31, 2024. A material reduction in purchasing by one of our larger customers for any reason, including, but not limited to, general economic or market downturn, decreased production, strike, or resourcing could have a material adverse effect on our business, results of operations, prospects, and financial condition.

A significant deferment of orders by customers could have a material adverse effect on our business, results of operations, prospects, and financial condition.

Uncertainty about current and future global economic conditions may cause governments, including the U.S. government, consumers and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

Loss of our GSA contracts or GWACs could impair our ability to attract new business.

We are a prime contractor under several U.S. General Services Administration (“GSA”) contracts and government-wide acquisition contracts (“GWACs”). The GSA and GWAC contracts allow multiple U.S. federal government agencies (and in some instances state or local government agencies) to place orders with us without going through a full government procurement process. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could suffer, which could have a material adverse effect on our business, results of operations, prospects and financial condition. Furthermore, we cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

If we are unable to manage the increasing technological complexity of our business, or achieve or manage our expected growth, our business could be adversely affected.

The technological complexity of our business has increased significantly over the last several years. This increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate that a further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines. To support our expected growth, we must continue to improve our operational, financial and management information systems. If we are unable to manage our growth while maintaining our quality of service, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, then our business, results of operations, prospects, and financial condition could be materially adversely affected.

We have in the past consummated acquisitions and intend to continue to pursue acquisitions as a part of our growth plan. Our business may be materially adversely affected if we cannot consummate acquisitions on satisfactory terms or if we cannot effectively integrate acquired operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on acceptable terms or at all, including due to a failure to receive necessary regulatory approvals. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and likely result in the incurrence of additional debt and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

The businesses we acquire may not perform in accordance with expectations and our business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and bring operating and compliance standards to levels consistent with our existing businesses. Assimilating operations and products may be unexpectedly difficult. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to serve and attract customers, develop new products and services or attend to other acquisition opportunities. Additional potential risks include that we may lose key employees, customers or vendors of an acquired business, and we may become subject to preexisting liabilities and obligations of the acquired businesses.

We depend on our executive officers, senior management team and highly trained employees, and any work stoppage, difficulty hiring similar employees, or ineffective succession planning could materially adversely affect our business.

Because our products are highly engineered, we depend on an educated and trained workforce. Historically, substantial competition for skilled personnel in our industry has existed, and we could be materially adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We may not be able to continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and currently significant inflationary and other pressures on wages exist.

In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. If we are unable to effectively provide for the succession of key personnel, senior management and our executive officers, our business, results of operations, prospects, and financial condition could be materially adversely affected.

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. The current tight labor market has adversely impacted our ability to recruit qualified personnel, including engineers. Increased restrictions on the import of foreign labor may also increase demand for engineering personnel and adversely impact our ability to hire and retain qualified personnel. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results.

Our business may be adversely affected by changes in budgetary priorities of the U.S. government.

Changes in federal government budgetary priorities could directly affect our financial performance and could have a material adverse effect on our business, results of operations, prospects and financial condition. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products.

Shortfalls in available external research and development funding could adversely affect us.

We depend on our research and development activities to develop the core technologies used in our products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

We generally do not have guaranteed future sales of our products. Further, when we enter into fixed-price contracts with some of our customers, we take the risk of cost overruns.

As is customary in our business, we do not generally have long-term contracts with most of our aftermarket customers and, therefore, do not have guaranteed future sales. Although we have long-term contracts with many of our OEM customers, many of those customers may terminate the contracts on short notice and, in most cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements, and this anticipated future volume of orders may not materialize, which could result in excess inventory, inventory write-downs, or lower margins.

We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. This risk is greater in a high inflationary environment. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Some of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs.

Risks Related to Our Operations

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We obtain certain of our hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. Although we hold long-term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long-term non-binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis. In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components has been and currently still is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and materially adversely affect our business, results of operations, prospects and financial condition. Moreover, if any of our suppliers become capacity constrained, financially unstable or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, be required to redesign our products and to complete additional quality control procedures. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, adversely impacting our cash flow. We have experienced increased costs for components, as well as increased shipping, warehousing and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be fully covered by insurance.

Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.

Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics or other business disruptions, which could seriously harm our results of operations and increase our costs and expenses. Some of our manufacturing facilities are located in regions that may experience earthquakes or be impacted by severe weather events, such as increased storm frequency or severity in the Atlantic and fires in hotter and drier climates. These could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Some of our manufacturing facilities are located in areas that may be at risk due to rising sea levels. Moreover, some of our manufacturing facilities are located in areas that could experience decreased access to water due to climate issues.

We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. Disruptions could also occur due to health- related outbreaks and crises, cyberattacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, results of operations, prospects and financial condition.

Our leases may be terminated or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease.

We have made significant capital expenditures to improve several of our leased facilities in order to make them suitable for our purposes as well as to meet requirements that we are subject to as a U.S. government contractor and obtain facility security clearances. However, at the end of the lease term and during any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business, results of operations, prospects and financial condition, including significant capital expenses that may materially impact our results of operations and ability to meet certain contractual schedule commitments. Additionally, we may have to seek qualification of any new facilities in order to meet customer or contractual requirements. We would also have to obtain facility security clearances for the new facility in order to continue to perform on classified contracts. Further, we may not be able to secure a replacement facility in a location that is as commercially viable as that of the lease we are unable to renew, due to contracts that may require us to have facilities in certain locations. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would be able to contribute to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace. Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from five to 20 years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility could materially adversely impact our business, results of operations, prospects and financial condition.

We may not realize the full amounts reflected in our backlog as revenues, which could materially adversely affect our expected future revenues and growth prospects.

As of December 31, 2024, our total funded backlog was $579,787,162. Funded backlog represents the invoiceable value of existing purchase orders for products under contracts for which funding is appropriated or otherwise authorized, less amounts previously invoiced. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify, or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be materially adversely affected. For further discussion of funded backlog and the other non-GAAP financial measures described in this report, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Non-GAAP Operating Measures.”

Our quarterly operating results may vary widely.

Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following:

•
fluctuations in revenue derived from customer contracts, including cost-plus-fee contracts and contracts with a performance-based fee structure;
•
the size and timing of orders, including increased purchase requests from government customers for equipment and materials, which may affect our quarterly operating results;
•
the mix of products and services that we sell in the period;
•
fluctuations in customer demand for some of our products or services;
•
unanticipated costs incurred in the introduction of new products and services;
•
fluctuations in the adoption of our products and services in new markets;
•
our ability to win additional contracts from existing customers or other contracts from new customers;
•
cancellations, delays or contract amendments by our customers;
•
changes in policy or budgetary measures that adversely affect our U.S. government customers;
•
the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non-compliance; and
•
our ability to obtain the necessary export licenses for sales of our products and services to international customers.

Changes in the volume of products and services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain congressional and presidential approval in a timely manner.

Our business may be materially adversely affected if we were to lose our government or industry approvals, if more stringent government regulations were enacted or if industry oversight were to increase.

The industry we do business in is highly regulated in the United States and in other countries. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if any existing material authorizations or approvals were revoked or suspended, our business, results of operations, prospects and financial condition would be materially adversely affected.

We are at times required to obtain approval to export, re-export or transfer (in-country) our products from U.S. government agencies and similar agencies elsewhere in the world. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the sanctions administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). EAR restricts the export of commercial and dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. For further information on International Traffic in Arms Regulations, see “Governmental Regulation.”

Failure to obtain approval to export, or a determination by the U.S. government or similar agencies elsewhere in the world from which we failed to receive required approvals or licenses, could eliminate or restrict our ability to sell our products outside the United States or another country of origin, and the penalties that could be imposed by the U.S. government or other applicable government for failure to comply with these laws could be significant.

Because our operations are conducted through our subsidiaries, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries for cash to fund our operations and expenses and future dividend payments, if any.

Our operations are conducted through our subsidiaries. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not expect to declare or pay dividends on our common stock for the foreseeable future; however, if we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.

Technology failures or cybersecurity breaches or other unauthorized access to or use of our information technology systems or sensitive or proprietary information could have a material adverse effect on the Company’s business and operations.

Our operations rely on the proper functioning of information technology systems and infrastructure, including both systems and infrastructure that we operate for ourselves and systems or infrastructure that we purchase from third-parties, to process, transmit, store, and protect electronic information, including sensitive and proprietary information. Any failure of, or disruption to, our information technology systems or those of our third-party service providers, whether as a result of cybersecurity attacks or otherwise, could damage our reputation, subject the Company to legal claims (including class actions) and proceedings or remedial actions, create risks of violations of data privacy laws and regulations, interfere with our operations and cause us to incur substantial additional costs.

We have taken reasonable steps to protect our systems and the information that we process or control, but there can be no assurance that our cybersecurity risk management policies, procedures and controls will be fully effective in every instance. For example, we face risks of disruptions, failures, computer viruses or other malicious codes or bugs, malware or ransomware incidents, unauthorized access attempts, theft of intellectual property, trade secrets, or other corporate assets, denial of service attacks and phishing / social engineering, from a diverse set of threat actors, including hacking by individuals, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, insider threats, and other bad actors. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may increase as more employees work from home or as we integrate new technology systems that may be subject to cybersecurity vulnerabilities.

To date, we have not experienced any information- or cyber-security incident resulting in a material adverse impact to our business or operations. However, existing or emerging threats involving changing attack techniques and tools (including artificial intelligence) may circumvent our existing security controls and evade detection. As a result, we may be unable to anticipate or implement sufficient control measures to successfully defend against these techniques, or to detect, investigate, remediate or recover from an identified incident in a timely manner. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on our business, results of operations, prospects and financial condition. Moreover, the costs, potential monetary damages, and operational consequences of responding to cyber incidents may not be covered by any insurance that we may carry from time to time. Finally, we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

From time to time, we may implement new information technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems.

Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and materially adversely affect our business and operating results.

In connection with our business, we receive, collect, process and retain certain personal information about our customers, vendors and employees. As a result, we are subject to the evolving and increasingly complex data protection laws and regulatory frameworks of the jurisdictions in which we operate or conduct our business, including to state comprehensive privacy laws, such as the California Consumer Privacy Act, as amended (“CCPA”), (collectively, “Data Protection Laws”). These laws impose obligations in relation to the collection, use and disclosure of personal information, including providing consumers with certain rights to access, correct, delete, and restrict the processing of their personal information. Failure to comply with applicable laws may result in regulatory scrutiny, enforcement actions, fines, litigation, or other liabilities or costs, and the evolving complexity of the privacy landscape could impact our ability to collect, use or disclose personal information, decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

We will also be subject to the Department of Defense (“DoD”) Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require companies that do business with the DoD to, depending on the level of security required, meet or exceed certain specified cybersecurity standards to be eligible for new contract awards. The DoD expects that nearly all new contracts will be required to comply with the CMMC by 2026. To the extent we are unable to achieve certification in advance of contract awards, or we fail to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, which could materially adversely impact our revenue, profitability and cash flows. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements. The obligations imposed on us under the CMMC may be different from, or in addition to those, otherwise required by the Data Protection Laws to which we are subject. The costs to comply with the new CMMC requirements are significant and may increase, which could materially adversely affect our business, results of operations, prospects and financial condition. Failure to comply with CMMC requirements may also make us subject to bid protest challenges or False Claims Act allegations claiming damages to the government based on such non-compliance.

We have implemented internal controls and procedures designed to comply with the Data Protection Laws to which we are subject, the CMMC and other applicable standards, as well as contractual obligations related to data protection. However, data protection laws, regulations, standards and obligations are evolving and may be modified, replaced, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations. We cannot yet determine the impact that such modifications may have on our business. As such, we cannot assure ongoing compliance with all such laws or regulations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could materially adversely affect our business, results of operations, prospects and financial condition. Any failure or perceived failure by us to comply with applicable laws or regulations, or other contractual or legal obligations, or to adequately address privacy and security concerns, even if unfounded, may result in governmental enforcement actions, private litigation (including class actions), fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation, inhibit sales, and materially adversely affect our business, results of operations, prospects and financial condition.

U.S. military spending is dependent upon the U.S. defense budget.

A significant portion of our net sales is generated from the military defense market. The military and defense market is significantly dependent upon government budget trends, particularly the DoD budget. In addition to normal business risks, our supply of products to the U.S. government is subject to unique risks largely beyond our control. DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence internationally, possible political pressure to reduce U.S. government military spending and the ability of the U.S. government to enact appropriations bills and other relevant legislation, each of which could cause the DoD budget to remain unchanged or to decline. In recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. government.

We are subject to certain unique business risks as a result of supplying equipment to the U.S. government.

Companies engaged in supplying defense-related equipment and services to U.S. government agencies, whether through direct contracts with the U.S. government or as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. government to unilaterally:

•
suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;
•
terminate existing contracts;
•
revoke required security clearances;

•
reduce the value of existing contracts; and
•
audit our contract-related costs and fees, including allocated indirect costs.

U.S. government contracts can be terminated by the U.S. government at its convenience without notice. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

U.S. government in-sourcing could result in loss of business opportunities and personnel. The U.S. government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.” Over time, in-sourcing could have an adverse effect on our business, results of operations, prospects and financial condition. Specifically, as a result of in-sourcing, government procurements for services could be fewer and smaller in the future. In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government. This loss of our employees would necessitate the need to retain and train new employees. Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster-than-expected rate could have a material adverse effect on our business, results of operations, prospects and financial condition.

For contracts for which the price is based on cost, the U.S. government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

Moreover, U.S. government purchasing regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on our business, results of operations, prospects and financial condition.

If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment, civil False Claims Act allegations (which can include civil penalties and treble damages) and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our reputation, business, results of operations, prospects and financial condition.

A preference for small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or other preferred socioeconomic designations could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.

As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as small, small disadvantaged, service- disabled veteran-owned, woman-owned businesses or meeting some other socioeconomic designation. We do not qualify as a small, small disadvantaged, service-disabled veteran-owned, woman-owned business or having any other preferred socioeconomic designation. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program, or other similar governmental programs, may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.

If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business could be materially adversely affected.

Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could materially adversely affect our ability to maintain our existing business and compete successfully for new business.

The loss of any member of our senior management could impair our relationships with U.S. government customers and disrupt the management of our business.

We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. government personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business.

Efforts by the U.S. government to revise its organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders, which would materially adversely affect our business, results of operations, prospects and financial condition.

Efforts by the U.S. government to reform its procurement practices have focused on, among other areas, the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has impaired objectivity during performance; unfair access to non-public information; or the ability to set the “ground rules” for another procurement for which the contractor competes. A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The passage of a new federal law in December 2022 requires the Federal Acquisition Regulation (“FAR”) council to provide and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The passage of this legislation comes as this topic continues to garner increased scrutiny of such alleged conflicts among federal contractors. The resulting rule-making process, as well as continuing reform initiatives in procurement practices, may, however, result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our business, results of operations, prospects and financial condition could be materially adversely affected.

Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.

Some of our contracts allow the U.S. government to use, royalty-free, or have others use, inventions developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data or computer software developed in the performance of the agreement or delivered to the government during the performance of the agreement without constraining the recipient on how that technical data or computer software is used. The ability of third parties to use technical data or computer software (for any purposes) and patents for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the technical data or computer software without constraint creates the possibility that third parties may be able to use this technical data or computer software to compete with us, which could have a material adverse effect on our business, results of operations, prospects and financial condition.

U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business, results of operations, prospects and financial condition.

U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program. The actual receipt of revenue on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early. In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. Since a substantial majority of our revenue is dependent on the procurement, performance and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a material adverse effect on our business, results of operations, prospects and financial condition. Termination arising out of our default could result in damage to our reputation, expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Moreover, several of our contracts with the U.S. government do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our products may be put. Furthermore, we may operate from time to time under undefinitized contract actions (“UCA”s), under which we may begin performance at the direction of the U.S. government prior to completing contract negotiations regarding pricing, specifications and other terms. Under a UCA, the U.S. government has the ability to unilaterally definitize contracts and, absent a successful appeal of such action, the unilateral definitization of the contract would obligate us to perform under terms and conditions imposed by the U.S. government. Such unilaterally imposed contract terms could include less favorable pricing and/or terms and conditions more burdensome than those negotiated in other circumstances, which could negatively affect our expected profitability under such contract and could materially adversely affect our business, results of operations, prospects and financial condition.

U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.

U.S. government contracts are frequently awarded only after formal, protracted competitive bidding processes and, in many cases, unsuccessful bidders for U.S. government contracts are provided the opportunity to protest contract awards through various agency, administrative and judicial channels. We derive significant revenue from U.S. government contracts that were awarded through a competitive bidding process. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the following:

•
the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•
the substantial cost and managerial time and effort that must be spent to prepare bids and proposals for contracts that may not be awarded to us;
•
the need to estimate accurately the resources and cost structure that will be required to service any contract we are awarded; and
•
the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the delay of our contract performance, the distraction of management, the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

We may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract. If we are unable to win particular contracts that are awarded through a competitive bidding process, then we may not be able to operate for a number of years in the market for goods and services that are provided under those contracts. If we are unable to win new contract awards over any extended period consistently, then our business, results of operations, prospects and financial condition will be materially adversely affected.

We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and also requires appropriate facility security clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.

We face significant competition.

We operate in a highly competitive global industry. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately-held entities. Our ability to compete depends on high product performance, consistent high quality, short lead time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs.

If we are unable to adapt to technological change, demand for our products may be reduced.

The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we must continue to design, develop, manufacture, assemble, test, market and support new products and enhancements, and we may not be able to do so successfully, if at all, or on a timely, cost effective, or repeatable basis. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may need to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.

We may need to invest in new information technology systems and infrastructure to scale our operations.

We may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology and business systems and infrastructure may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals.

Our future operating results will be impacted by changes in global economic and political conditions.

Our future operating results and liquidity are expected to be impacted by changes in general economic and political conditions that may affect, among other things, the following:

•
The availability of credit and our ability to obtain additional or renewed bank financing, the lack of which could have a material adverse impact on our business, results of operations, prospects and financial condition and may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;
•
Market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;
•
Inflation, which has caused our suppliers to raise prices that we may not be able to pass on to our customers, which could materially adversely impact our business, including competitive position, market share and margins;
•
The relationship between the U.S. dollar and other currencies, any adverse changes in which could materially adversely affect our financial results;
•
The ability of our customers to pay for products and services on a timely basis, any adverse change in which could materially adversely affect sales and cash flows and require us to increase our bad debt reserves;
•
The volume of orders we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base;
•
The ability of our suppliers to meet our demand requirements, maintain the pricing of their products or continue operations, any of which may require us to find and qualify new suppliers;
•
The issuance and timely receipt of necessary export approvals, licenses and authorizations from the U.S. government, the lack or untimely receipt of which could have a material adverse effect on our business or results of operations, prospects and financial condition;

•
The political stability and leadership of countries where our customers and suppliers reside, including military activity, training and threat levels, any adverse changes in which could negatively impact our financial results, which include adverse impacts on energy availability and prices, natural materials availability and pricing, sanctions, loss of company markets and financial market impacts; and
•
The volatility in equity capital markets that may continue to adversely affect the market price of our common shares, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.

While general economic and political conditions have not impaired our ability to access credit markets and finance our operations to date, we may experience future adverse effects that may be material to our business, results of operations, prospects, financial condition, cash flows, competitive position or our ability to access capital.

Our customers’ inability to obtain financing for their purchases from us and/or their inability to obtain financing to maintain their business could have a material adverse effect on our business.

Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if a market downturn results in insolvencies for our customers, it could materially adversely impact our business, results of operations, prospects and financial condition.

Risks Related to Legal and Regulatory Matters

We could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations.

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations.

The results of such investigations or remediation efforts could lead to adjustments that could have a material adverse effect on the Company’s results of operations or cash flows in a given period.

We may be subject to periodic litigation and regulatory proceedings, which may materially adversely affect our business, results of operations, prospects and financial condition.

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material adverse effect on our business, results of operations, prospects and financial condition.

Our failure to comply with applicable economic and trade sanctions could materially adversely affect our reputation and results of operations.

Our business must be conducted in compliance with applicable economic and trade sanctions and export control laws and regulations, such as those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, the Directorate of Defense Trade Controls and other relevant authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions, and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Our global operations expose us to risks of violating, or being accused of violating, these laws and regulations. While we maintain policies and procedures designed to maintain compliance with applicable economic and trade sanctions and export controls, we cannot ensure that such policies will be effective in preventing violations or allegations of violations. In addition, our employees, representatives, or other third parties acting on our behalf may engage in conduct for which the Company might be held responsible. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive, and any violation (or even the allegation of a violation) could materially adversely affect our reputation, business, results of operations, prospects and financial condition.

We are subject to the Foreign Corrupt Practices Act and other similar anti-corruption laws and regulations, which could expose us to liability and materially adversely impact our business.

We are subject to certain domestic and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), other domestic U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions. These laws and regulations generally prohibit the company and its employees and intermediaries from directly or indirectly authorizing, promising, offering, or providing payments or benefits to government officials and other recipients in order to obtain or retain business improperly or secure an improper business advantage. Our business in various countries may involve interactions with government officials responsible for enforcing regulations or the authorization of permits, licenses, or other approvals necessary for our business activities. We also may engage third parties or participate in joint ventures that can expose the Company to liability for the illegal activities of our partners or agents, even if we do not explicitly authorize such activities. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls.

Violations of applicable anti-corruption laws could subject us to significant civil or criminal penalties, including fines, disgorgement of profits, injunctions, and debarment from government contracts. The Company may also be subject to collateral stockholder lawsuits, and violations or allegations of violations could also result in whistleblower complaints, adverse media coverage, and investigations, any of which could have a material adverse effect on our reputation, business, and results of operations. Although we take precautions to prevent violations of anti-corruption laws, we cannot provide assurance that our compliance program will always prevent misconduct by our employees or business partners. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.

We could be the subject of future product liability suits or product recalls, which could harm our business.

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations. In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future, regardless of merit. While we maintain insurance coverage for product liability claims, our insurance may be inadequate to cover any such claims. Any successful claim or material settlement of such claims could materially adversely affect our business, results of operations, prospects and financial condition.

Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.

We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Not every risk or liability is or can be protected by insurance, and for those risks we insure, the limits of coverage that are reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, including earthquakes, fires, and extreme weather conditions, some of which can be worsened by climate change and pandemics. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage or renew our insurance coverage on favorable terms, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances, we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations, or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications, or other legal protections, our business, results of operations, prospects and financial condition could have a material adverse effect on the Company. Any significant claim may have a material adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues, making it more difficult for us to compete effectively, and could affect the cost and availability of insurance coverage at adequate levels in the future.

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could materially adversely affect our business, results of operations, prospects and financial condition.

We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete.

We rely on patents, trademarks, trade secrets and know-how, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to protect and defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Our proprietary rights in the United States or abroad may not be adequate and others may develop technologies similar or superior to our technology or design around our proprietary rights. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations.

While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our material intellectual property rights, there can be no assurances that:

•
our confidentiality agreements will not be breached;
•
such agreements will provide meaningful protection for our trade secrets or know-how; or
•
adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets or know-how.

In addition, there can be no assurances that others will not obtain knowledge of these trade secrets or know-how through independent development or other access by legal means.

Measures taken by us to protect these assets and rights may not provide meaningful protection for our trade secrets or proprietary design and manufacturing processes, and adequate remedies may not be available in the event of an unauthorized use or disclosure of same. In addition, our patents and other intellectual property rights may be challenged, invalidated, circumvented or rendered unenforceable.

Furthermore, we cannot provide assurance that any pending patent application filed by us will result in an issued patent or, if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. The failure of our patents or other measures to protect our patents, trade secrets and know-how could have an adverse effect on our business, financial condition, results of operations and cash flows.

We may be harmed by intellectual property infringement claims.

Many of our competitors have a substantial amount of intellectual property that we must continually strive to avoid infringing. Although it is our policy and intention not to infringe valid patents of which we are aware, our business, products, processes or methods may infringe on issued patents or infringe or misappropriate other intellectual property rights of others. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert the attention of our management and technical personnel away from operating our business. If we were to discover that our business, products, processes or methods infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully or at an acceptable cost. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Even if we ultimately prevail, the existence of lawsuits could prompt our customers to choose alternative providers.

Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment.

Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation, which could significantly reduce our sales and earnings. It could also result in our suspension or debarment from future government contracts, which could materially adversely affect our business, results of operations, prospects and financial condition. In addition, we could be subject to criminal or civil penalties or administrative sanctions, including contract termination, breach of contract actions including related damages, fines, forfeiture of fees, suspension of payment, and civil False Claims Act allegations (which can include civil penalties and treble damages), any of which could materially adversely affect our reputation, business, results of operations, prospects and financial condition.

Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts, civil False Claims Act allegations and suspension or debarment from U.S. government contracting.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, civil False Claims Act allegations (which can include civil penalties and treble damages) or suspension or debarment from contracting with federal agencies. Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and materially adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not funding it. The decision to terminate programs or contracts for convenience or default could materially adversely affect our business, results of operations, prospects and financial condition, and our future financial performance.

Environmental matters, including unforeseen costs associated with compliance and remediation efforts and government and third-party claims, could have a material adverse effect on our reputation and our business, results of operations, prospects and financial condition.

Our operations are subject to and affected by various federal, state, local, and foreign environmental laws and regulations, as they may be expanded, changed, or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We may be subject to substantial administrative, civil, or criminal fines, penalties, or other sanctions (including suspension and debarment) for violations. If we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected. Stricter or different remediation standards or enforcement of existing laws and regulations; new requirements, including regulation of new substances; discovery of previously unknown contamination or new contaminants; imposition of fines, penalties, or damages (including natural resource damages); a determination that certain remediation or other costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency, inability or unwillingness of other parties to pay their share, could require us to incur material additional costs in excess of those anticipated. We may become a party to legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage. These matters could result in material compensatory or other damages, remediation costs, penalties, non-monetary relief, and adverse allowability or insurance coverage determinations. The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our results of operations, prospects and financial condition.

We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things, may require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a material adverse effect on our business, results of operations, prospects and financial condition. Although we believe we have procedures in place to comply with these regulations and requirements, the regulations and requirements are complex and change frequently. Our or our agents’ failure to comply with these regulations and requirements under certain circumstances could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time, could lead to liability for breach of contract or under the civil False Claims Act (which can include civil penalties and treble damages), and could have a material adverse effect on our reputation and ability to receive other U.S. government contract awards in the future.

Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a material adverse impact on our reputation, business, results of operations, prospects and financial condition.

Misconduct could include fraud or other improper activities such as falsifying time or other records, and violations of laws and the failure to comply with our policies and procedures or with federal, state, or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. Although we have implemented policies, procedures, training, and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business, we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions, fines and penalties, restitution or other damages including civil False Claims Act allegations (which can include civil penalties and treble damages), loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would materially adversely affect our reputation, business, results of operations, prospects and financial condition.

Regulations designed to address climate change may result in additional compliance costs.

Our operations and the products we sell are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may negatively impact us, our suppliers and customers. We are continuing to evaluate short-, medium- and long-term risks related to climate change. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.

New sustainability and climate-related disclosure obligations, including those resulting from US SEC rule amendments and the State of California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, among others, could result in unforeseen costs associated with compliance, government and third-party claims, operations, and increased reputational and litigation risk.

We may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose or increase regulations and require further disclosure. We operate in various jurisdictions in the U.S. that have adopted or proposed federal and state laws related to sustainability and climate change reporting. In March 2024, the SEC adopted final rules that provide a framework for the reporting of climate-related risks and create a wide range of new climate- related disclosure obligations for all registrants, including us. The final rules, to the extent they survive ongoing and possibly additional forthcoming legal challenges, will require us to include certain climate-related information in registration statements and annual reports, including (i) climate-related risks and their actual or likely material impacts on our business, strategy, and outlook, (ii) our governance of climate-related risks and relevant risk management processes, (iii) information on our greenhouse gas emissions, (iv) certain climate-related financial statement metrics and related disclosures in a note to our audited financial statements, and (v) information about our climate-related targets, goals, and transition plans. Additionally, the Governor of California signed the Climate Corporate Data Accountability Act (the “CCDAA” or SB 253), into law in October 2023, alongside the Climate-Related Financial Risk Act (“CRFRA” or SB 261). The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026, though the Governor of California has directed further consideration of the implementation deadlines for each of the laws. Both laws have been challenged in federal court.

We are currently assessing the potential impacts of these laws, as well as other sustainability and climate- related disclosure obligations and evolving legal and regulatory requirements, that we may be subject to. The adopted or proposed laws could impose significant new burdens on the company and our suppliers, with significant potential costs and operational impacts, and restrict access to capital if our disclosures are not perceived as meeting applicable third-party verification standards. Our failure to adequately comply with such disclosure obligations could jeopardize our competitive position and ability to win business, as well as adversely affect our results of operations and financial condition. Separately, enhanced sustainability and climate-related disclosure requirements could lead to reputational or other harm to our relationships with customers, regulators, investors, or other stakeholders. We may also face increased litigation risks arising from enhanced sustainability and climate-related disclosure requirements relating to alleged damages resulting from our reported or projected GHG emissions or statements allegedly made by us or others in our industry regarding social and climate change risks.

Failure to maintain a level of corporate social responsibility could damage our reputation and could materially adversely affect our business, results of operations, prospects and financial condition.

In light of evolving expectations around corporate social responsibility, our reputation could be materially adversely impacted by a failure (or perceived failure) to maintain a level of corporate social responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our impact on the environment, greenhouse gas emissions and climate-related risks, renewable energy, water stewardship and waste management; responsible sourcing in our supply chain; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility, including matters related to diversity, equality and inclusion; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate, social and environmental policies, practices and metrics. If we are unable to comply with, or are unable to cause our suppliers to comply with such policies, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could materially adversely affect our reputation, business, results of operations, prospects and financial condition. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards, including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could materially adversely affect our business, results of operations, prospects and financial condition.

Negative publicity could damage our brand reputation, particularly at the subsidiary level, and materially adversely affect our business, results of operations, prospects and financial condition.

To continue to be successful, we must continue to preserve, grow and capitalize on the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to a material adverse effect on our business, results of operations, prospects and financial condition.

In particular, product-quality issues could negatively impact customer confidence in our brands and our products. If our product offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality, or are alleged to have quality issues or to have caused personal injury or other damage, we could experience lower revenue and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.

Risks Related to Financial Matters

Tariffs on certain imports to the United States, other potential changes to U.S. tariff and import/export regulations, and other changes to macroeconomic conditions could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.

We are subject to tariffs on certain imports into the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. As of the date of this Annual Report on Form 10-K, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the U.S. presidential administration, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, downturns that could result in store closures, or decreases in government spending power, could in the future result in a decline in customer spending, which could materially adversely affect our business, results of operations, prospects and financial condition.

We use estimates in accounting for many of our programs and changes in our estimates could materially adversely affect our future financial results.

Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the elated uncertainty is resolved. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could materially adversely affect our future results of operations and financial condition. See also “We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.”

Our financial results of operations could be materially adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could materially adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cashflow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information.

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, contract backlog, tradename, and technology, were approximately $209.0 million as of December 31, 2024, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $225.1 million as of December 31, 2024. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

We provide various professional services, specialized products, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement and production in advance of receiving a contract award, or final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units such as unmanned aerial vehicles in advance of receiving an anticipated contract award. These actions that we may take to procure materials and/or commence production in advance of contract award require use of our working capital resources which impact our near-term operating cash flows. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, materially adversely affecting our business, results of operations, prospects and financial condition.

We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.

The Company’s future results of operations could be materially adversely affected by changes in the Company’s effective tax rate as a result of the Corporate Conversion, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company may be subject to ongoing audits by U.S. federal, state and local tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a material adverse effect on our business, financial position, results of operations and cash flows.

In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through offerings of debt or equity securities or through other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.

As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes- Oxley Act (“Section 404”). As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, once we are no longer an “Emerging Growth Company” we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

During the preparation of our financial statements we identified material weaknesses in our internal control over financial reporting. The PCAOB defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The following entity-level material weaknesses have been identified:

•
we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning.

The entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting as follows:

•
we did not design and maintain effective information technology general controls for certain information systems supporting its key financial reporting processes. Specifically, we did not design and maintain sufficient change management, security, operations, and system development controls for management-identified in-scope on-premise applications and vendor-supported applications; and
•
we did not design and maintain effective process-level controls for all significant business process cycles.

We have begun the process of evaluating the material weaknesses and developing our full remediation plan. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Until the remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price. While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources.

As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are required to perform an evaluation of the effectiveness of our internal control over financial reporting. In the future, we may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.

Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce the price of our common stock.

If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Our Indebtedness

Our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business.

As of December 31, 2024, our total indebtedness, excluding approximately $3.1 million of unamortized debt issuance costs, was approximately $362.1 million, consisting of borrowings under our Financing Agreement with TCW Asset Management Company LLC, as amended (the “TCW Credit Agreement”). See Note 16 in the Notes to the Consolidated Financial Statements for further details on our refinancing agreement with Citibank N.A., which became effective in April, 2025 (the “Citi Credit Agreement”), which refinanced and replaced the TCW Credit Agreement. We may incur additional indebtedness in the future. For additional information related to our debt, see Note 7 in the Notes to the Consolidated Financial Statements.

Our indebtedness could have important consequences. For example, it could:

•
increase our vulnerability to general economic downturns and adverse competitive and industry conditions;
•
increase the risk we are subjected to downgrade or put on a negative watch by the ratings agencies;
•
require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital requirements, capital expenditures, acquisitions, research and development efforts and other general corporate requirements;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
place us at a competitive disadvantage compared to competitors that have less debt;
•
negatively impact investors’ perception of us;
•
impact our ability to pay dividends and make other distributions or to purchase, redeem or retire capital stock; and
•
limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, among other things, our ability to borrow additional funds, make investments and incur liens.

Although the Citi Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. The Citi Credit Agreement requires, in certain situations, the maintenance of a leverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions.

Servicing our indebtedness requires a significant amount of cash. Our ability to generate cash depends on many factors, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, prospects and financial condition.

Our ability to make payments on and to refinance our indebtedness and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under the Citi Credit Agreement or otherwise in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. These remedies may not be available to us on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting any of these alternatives.

The terms of the Citi Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Citi Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests. The Citi Credit Agreement includes covenants restricting, among other things, our ability to:

•
incur or guarantee additional indebtedness;
•
incur or allow to exist liens;
•
make investments;
•
pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;
•
sell assets;
•
enter into agreements that restrict distributions or other payments from our subsidiaries to us;
•
consolidate, merge or transfer all or substantially all of our assets;
•
engage in transactions with affiliates; and
•
engage in certain business activities.

A breach of any of these covenants could result in a default under the Citi Credit Agreement. If any such default occurs (after the passage of any applicable grace periods), the lenders under the Citi Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Citi Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Citi Credit Agreement, the lenders will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under the Citi Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full our debt. In addition, the terms of any future indebtedness may be more onerous, including restrictions on our ability to acquire additional businesses or assets, or limit the size of such acquisitions.

Risks Related to Ownership of Our Common Stock

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” among other exemptions, we will:

•
not be required to engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
not be required to comply with the requirement in the Public Company Accounting Oversight Board Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report;
•
be permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including in our Prospectus; not be required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; or
•
not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”

In addition, the JOBS Act also permits an emerging growth company such as ours to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable with similarly situated public companies.

We will remain an “emerging growth company” until the earliest to occur of (1) our reporting of $1.235 billion or more in annual gross revenue; (2) our becoming a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) our issuance, in any three-year period, of more than $1.0 billion in non-convertible debt; and (4) the fiscal year-end following the fifth anniversary of the completion of the IPO.

We cannot predict if investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.

We will incur significant increased costs and become subject to additional regulations and requirements as a result of becoming a public company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.

As a result of our recent IPO, as a public company, we will incur significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount, and payment of any future dividends will be at the sole discretion of our Board, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under the Citi Credit Agreement and other indebtedness we may incur, and such other factors as our Board may deem relevant. See “Dividend Policy” for more information.

As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our founders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 31, 2025, we have a total of 132,174,593 shares of our common stock outstanding. Any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), including our directors, executive officers, and other affiliates, may be sold only in compliance with the limitations described in the section of our Prospectus called “Shares Eligible for Future Sale.”

In addition, we, our executive officers, directors, and holders of substantially all of our capital stock and securities convertible into our capital stock outstanding prior to the IPO, including the selling stockholders, have signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the IPO. See “Certain Relationships and Related Party Transactions—Lock-up Agreements” for a description of these lock-up agreements.

Upon the expiration of the lock-up agreements described above, all of such shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.

In addition, pursuant to the Registration Rights Agreement, certain of our existing stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. See “Certain Relationships and Transactions—Registration Rights Agreement.” By exercising their registration rights and selling a large number of shares, such existing stockholders could cause the prevailing market price of our common stock to decline. Registration of any of these outstanding shares of our common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

On February 13, 2025, we filed a registration statement on Form S-8 under the Securities Act to register 11,493,500 shares of common stock, for issuance under our 2025 Plan. Such registration statement was automatically effective upon fling. Accordingly, shares registered under such registration statements will be available for sale in the open market following the expiration of the lock-up agreements and arrangements described above, except that shares held by affiliates will still be subject to the public information, volume limitation, manner of sale and notice requirements of Rule 144 unless otherwise resalable under Rule 701 under the Securities Act.

As restrictions on resale end, or if the existing stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

Trive Capital controls us, and its interests may conflict with ours or other stockholders’ in the future.

Trive Capital controls approximately 56.0% of the voting power of our outstanding common stock, and thus, in each case, hold more than a majority of the voting power of our outstanding common stock entitled to vote generally in the election of directors. Trive Capital controls the election and removal of our directors and thereby controls our policies and operations, including the appointment of management, future issuances of our common stock or other securities, payment of dividends, if any, on our common stock, the incurrence or modification of indebtedness by us, amendment of our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of our other stockholders. This concentration of voting control could deprive stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. This concentration of ownership may also adversely affect our share price.

Moreover, in accordance with our certificate of incorporation and the stockholders agreement, Trive Capital has the right to nominate for election to our board of directors a number of individuals designated by Trive Capital constituting a majority thereof for so long as it beneficially owns at least 40% of the voting power of all shares of our outstanding stock entitled to vote generally in the election of our directors. In the event that Trive Capital ceases to own shares of our stock representing a majority of the total voting power, for so long as Trive Capital continues to own a significant percentage of our stock, it will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. Accordingly, for such period of time, Trive Capital will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. See “Certain Relationships and Related Person Transactions—Stockholders Agreement” and the section of our Prospectus called “Description of Capital Stock.”

Trive Capital is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or whose interests are otherwise not aligned with ours. Our certificate of incorporation provides that neither Trive Capital nor any of its affiliates or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Trive Capital and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Anti-takeover provisions in our organizational documents, Stockholders Agreement and under Delaware law could delay or prevent a change of control.

Certain provisions of our organizational documents and stockholders agreement may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•
Trive Capital’s right to nominate for election to our board of directors no fewer than that number of directors that would constitute:
(a)
a majority of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 40% of the then-outstanding capital stock of the Company;
(b)
40% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 30% but less than 40% of the then-outstanding capital stock of the Company;
(c)
30% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 20% but less than 30% of the then-outstanding capital stock of the Company;
(d)
20% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 10% but less than 20% of the then-outstanding capital stock of the Company; and
(e)
10% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 5% but less than 10% of the then-outstanding capital stock of the Company. With respect to the directors that Trive Capital is entitled to nominate pursuant to the immediately preceding sentence, for purposes of calculating the number of such directors, any fractional amounts shall automatically be rounded up to the nearest whole number, e.g., 1.25 directors shall equate to 2 directors;
•
the ability of our board of directors to establish the number of directors and fill vacancies and newly created directorships, subject to the rights granted to Trive Capital pursuant to our certificate of incorporation and the stockholders agreement;
•
a classified board of directors, as a result of which our Board is divided into three classes, with each class serving for staggered three-year terms;
•
the designation of Delaware as the sole forum for certain litigation against us;
•
limitations on stockholder action by written consent;
•
certain limitations on convening special stockholder meetings;
•
advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors;
•
limitations on cumulative voting;
•
the ability of our Board to issue one or more series of preferred stock;
•
certain limitations on business combinations with interested stockholders; and
•
the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our certificate of incorporation.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our Board and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. See the section of our Prospectus called “Description of Capital Stock.”

Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue 100,000,000 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner, which may materially adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and is also, as a public company, responsible for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal control over financial reporting. During the preparation of our financial statements included in our Prospectus we identified material weaknesses in our internal control over financial reporting.

If our executive management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on our internal control over financial reporting, when required, if we fail to remediate the material weaknesses identified or if additional material weaknesses or deficiencies in our internal controls are identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our share price may be materially adversely affected.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Trive Capital controls a majority of our voting power for the election of directors. As a result, we will be a “controlled company” within the meaning of the NYSE corporate governance standards.

Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the Board consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We do currently not intend to utilize these exemptions. However, for so long as we qualify as a “controlled company,” we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors, and such committees would not be subject to annual performance evaluations. Accordingly, in the event we elect to rely on these exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our certificate of incorporation contains exclusive forum provisions for certain stockholder litigation matters, which limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.

Our certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of any fiduciary duty owed by, or other wrongdoing by, any of our current or former directors, officers or other associates to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (3) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws, (4) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation, (5) any other action asserting a claim that is governed by the internal affairs doctrine of the State of Delaware or (6) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL. As described below, this provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or Exchange Act, or rules and regulations thereunder.

To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Neither the exclusive forum provision nor the federal forum provision of our certificate of incorporation will apply to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our certificate of incorporation, contains a federal forum provision which provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under the DGCL. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. While there can be no assurances that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have had notice of and consented to the forum provisions in our certificate of incorporation, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other associates or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and we take a holistic approach to the oversight and management of cybersecurity and related risks. This approach is supported by our Board of Directors and management who are actively involved in the oversight of our risk management program.

Like all companies that utilize technology, we face significant cybersecurity threats that include, among other things, attempts to gain unauthorized access to sensitive student and employee information; attempts to compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; malware; ransomware; threats to the safety of our directors, officers and employees; and threats to our facilities, infrastructure and service. As cybersecurity threats may arise, the cybersecurity team focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of a perceived threat or possible cybersecurity incident, the cybersecurity team is trained to assess, among other factors, student safety impact, data and personal information impact, the possibility of business operations disruption, projected cost, if any, and potential for reputational harm, with support from external technical, legal and law enforcement support, as appropriate.

Management of the Company is responsible for overseeing our enterprise risk management. In that regard, management receives periodic updates, as appropriate (and no less frequently than annually), regarding the Company’s cybersecurity risk management processes and the risk trends related to cybersecurity. Our Board of Directors, in coordination with the Audit Committee, shall review and discuss with management the Company’s risks related to information security, including cybersecurity.

While we have experienced minor cybersecurity threats in the past, such as spear phishing or smishing (SMS phishing), to date no such threats have materially affected the Company or our financial position, results of operations and/or cash flows.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information contained therein.

We maintain cybersecurity insurance coverage in amounts that we believe are adequate to address any incidents such as data destruction, extortion, theft, hacking, denial of service attacks and other such incidents.

See “Risk Factors— Technology failures or cybersecurity breaches or other unauthorized access to or use of our information technology systems or sensitive or proprietary information could have a material adverse effect on the Company’s business and operations.”

Item 2. Properties

We maintain nine campuses consisting of a total of 20 properties, all of which are manufacturing, warehousing or processing facilities. Between all of our campuses, we have over 730,000 square feet dedicated to design and manufacturing. All our properties are leased and are located in the United States, predominately on the west coast.

Most of our facilities contain manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. Our headquarters is located at our manufacturing facility in Huntington Beach, CA. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. The table below provides additional information about our properties.

Campus Location	Square Footage	Leased Properties
Huntington Beach, CA	~125,000	5382-5386 Argosy Avenue, Huntington Beach, CA 92649 5351 Argosy Avenue, Huntington Beach, CA 92649 5340 Argosy Avenue, Huntington Beach, CA 92649 5331 Business Drive, Huntington Beach, CA 92649
South El Monte, CA	~175,000

1430 & 1440 Amro Way, South El Monte, CA 91733 1452-1456 N. Chico Avenue & 1489 Amro Way South El Monte, CA 91733

1490 Adelia Street, South El Monte, CA 91733 1503 & 1505 Adelia Avenue, South EL Monte, CA 91733 2465 Loma Avenue, South El Monte, CA 91733

Corona, CA	~75,000	220 Klug Circle, City of Corona, California 92878
Santa Ana, CA	~22,000	2141-2143 South Standard, Santa Ana, CA 92707
Brea, CA	~85,000	2632 Saturn Street, Brea, CA 92821 2664 Saturn Street, Unit B, Brea, CA 92821 2700 Saturn Street, Unit B, Brea, CA 92821
Mukilteo, WA	~195,000	6500 Harbour Heights Parkway SW, Mukilteo, WA 98275
Skagit, WA	~30,000	11941 Farm to Market Road, Mount Vernon, WA 98273 9800 29th Avenue W, Hangar E-105, Everett, WA 98204
Portland, OR	~15,000	25749 SW Canyon Creek Road, Suite 400/500, Wilsonville, Oregon 97070
Huntsville, AL	~30,000	3401-O Alabama Highway 20 West, Decatur, AL 35601

Item 3. Legal Proceedings

We are subject to various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment-related matters. We do not believe that the ultimate resolution of any existing claim would have a material effect on our business, financial condition, results of operations or cash flows.

However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on New York Stock Exchange under the symbol “KRMN” since our initial public offering on February 13, 2025. Prior to that time, there was no public market for our common stock.

Stockholders

As of March 31, 2025, our common stock was held by approximately 98 stockholders of record.

The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently expect to retain all future earnings for use in the operation and expansion of our business and have no current plans to pay dividends on our common stock. Any decision to declare any pay dividends in the future will be made at the sole discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, legal, tax, regulatory, and contractual restrictions, including restrictions under the Citi Credit Agreement and other indebtedness we may incur and other factors that our Board may deem relevant. If we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2025 Stock Incentive Plan, or the 2025 Plan, was adopted by our board of directors on February 12, 2025 and approved by our shareholders on February 12, 2025. The 2025 Plan became effective immediately upon adoption, although no awards were made before the effective date of the Prospectus. The 2025 Plan has the features described below.

The total number of shares of our common stock available for issuance pursuant to awards under the 2025 Plan is 11,493,500. The total number of shares of our common stock that may be issued in respect of incentive share options is 34,480,500 shares. The number of shares of common stock available for issuance under the 2025 Plan is subject to adjustment as provided therein. Any of our employees, directors or consultants or any of our subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations.

The 2025 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other stock-based awards, or any combination thereof. No determination has been made as to the types or amounts of awards that will be granted to specific individuals under the 2025 Plan. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference.

Use of Proceeds

In February 2025 we completed an IPO, in which we issued and sold 8,421,053 shares of our Common Stock at a public offering price of $22.00 per share. The offer and sale was pursuant to the Prospectus, which was declared effective by the SEC on February 12, 2025. We received approximately $147.3 million in net proceeds, after deducting the underwriting discounts and commissions, payments to Phantom Unit holders and offering expenses payable by us.

Upon the closing of the IPO, we used the net proceeds from the offering, together with our existing cash, cash equivalents and short-term investments, for general corporate purposes, including additional development efforts, working capital and operating expenses.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited consolidated financial statements, including the related notes thereto, contained within this Item 8 of this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this prospectus titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “Karman,” “we,” “us,” and “our” refer to TCFIII Spaceco Holdings and its other subsidiaries prior to the Corporate Conversion and to Karman Holdings Inc. or Karman Holdco and its consolidated subsidiaries for all periods following the Corporate Conversion.

Overview

We specialize in the upfront design, testing, manufacturing, and sale of mission-critical systems for existing and emerging missile, missile and defense, and space programs. Our integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense and space sector initiatives. We estimate that no single program accounted for more than 12% of sales in the twelve months ended December 31, 2024 or the twelve months ended December 31, 2023, with revenue from over 100 active programs supporting current production and next-generation space, missile, hypersonics, and defense applications.

We believe that our engineering expertise and track record with critical piece, part and subcomponent manufacturing positions us to successfully serve customers who rely on us to deliver the technical design and scaled manufacturing of integrated system solutions that are required to withstand extreme environments and meet stringent performance requirements. Our highly engineered solutions are organized into three key families: Payload Protection and Deployment Systems, Propulsion Systems, and Aerodynamic and Interstage Systems:

Payload Protection Systems: involves the full design and manufacturing of the top section of a booster, launch vehicle, payload, or missile system.

Propulsion Systems: involves the integrated offering of solid rocket motor subsystems, launch systems, and ablative composites.

Aerodynamic and Interstage Systems: involves supporting metallic and composite subsystems designed for aerodynamics and interstage separation.

Our solutions are deployed across three growing, core end markets including: Hypersonics and Strategic Missile Defense, Missile and Tactical Integrated Defense Systems, and Space and Launch. We currently serve a diverse customer base supported by long-term relationships and engineering partnerships and believe that our differentiated technical design, intellectual property, and track record of mission success provides us with a value proposition that proves difficult to replicate by current competitors and potential future entrants. By utilizing our vertically integrated, concept-to-production capabilities, we have created a business model aimed at creating long-term, sustainable value for our customers, the programs we support, and the warfighter.

Our business is guided by a key, overarching mission – to expand what’s possible in space and defense through the relentless pursuit of innovation, integration, and collaboration. Our business model is focused on providing innovative and reliable integrated system solutions, utilizing our concept-to-production capabilities. which include comprehensive in-house design, analysis, testing and qualification, and production services. This strategy and these capabilities, coupled with a broad and highly integrated IP portfolio, have provided what we believe to be a competitive advantage and market leading position.

We are focused on delivering innovative and customized solutions for our customers, with more than 204 multi-discipline engineers supporting our comprehensive in-house design and manufacturing capabilities. Our unique set of capabilities is supported by decades of experience across advanced material design, proprietary digital models, material science and testing, and manufacturing expertise. We believe that this collection of vertically integrated capabilities provides a strong value proposition for our customers who seek to simplify their supply chains, increase their speed to market, and reduce costs – all while benefitting from quality integrated system solutions. Our differentiated market offering is supported by significant sole- and single-source contract positions.

Our IP portfolio is enabled by our differentiated technical design expertise, which affords us the ability to work collaboratively with customers earlier in the program development cycle to develop mission-critical solutions. Such early participation quite often leads to difficult-to-replicate solutions, as Karman solutions become part of the production specification. It is our belief that once a supplier has been qualified as a supplier on a particular program and delivers on the basis of quality, it is typically unlikely that a prime integrator would pursue re-qualification given a relatively lengthy and costly process. We believe this provides a strong competitive advantage for Karman, who benefits from the longevity of missile and space programs and the visible and recurring revenue streams provided. Furthermore, our key design philosophy is centered around solving for an optimal solution for the customer given a specified set of performance requirements. These optimal solutions quite often integrate our patented materials, subcomponents, and proprietary manufacturing processes that have been developed over the past 40+ years.

TCFIII Spaceco Holdings operates through its wholly owned subsidiary, Karman Space and Defense, originally formed in 2020 as a limited liability company.

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after December 31, 2024, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Corporate Conversion

We currently operate as a corporation under the name Karman Holdings Inc. Prior to our initial public offering, we converted from a Delaware limited liability company named TCFIII Spaceco Holdings LLC. In the conversion, all of our outstanding equity interests were converted into shares of common stock of Karman Holdings Inc. The purpose of the Corporate Conversion was to reorganize our structure so that the entity that is offering our common stock to the public in this offering is a corporation rather than a limited liability company and so that our existing investors and new investors in this offering will own our common stock rather than equity interests in a limited liability company.

Key Factors Impacting Our Performance

U.S. Government Spending and Federal Budget Uncertainty

Changes in the volume and relative mix of U.S. government spending as well as areas of spending growth could impact our business and results of operations. In particular, our results can be affected by shifts in strategies and priorities on homeland security, intelligence, defense-related programs, infrastructure and urbanization and continued increased spending on technology and innovation, including cybersecurity, artificial intelligence, connected communities and physical infrastructure. Cost-cutting and efficiency initiatives, along with current and future budget restrictions, spending cuts, and shifts in priorities, could lead our customers—those conducting significant business through U.S. government contracts—to reduce or delay funding. This may result in inconsistent or reduced investments of appropriated funds, potentially diminishing demand for our solutions and services. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.

There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense and non-defense departments and agencies, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could in the future delay procurement of the federal government services we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government as a result of any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. Significant delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business and could have a material adverse impact on our business, financial condition and results of operations.

Operational Performance on Contracts

Revenue, net income, and the timing of our cash flows depend on our ability to perform on our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs requires assumptions and estimates about these conditions and events. These projections and estimates assess:

•
the productivity and availability of labor;

•
the allocation of indirect costs to labor and material costs incurred;
•
the complexity of the work to be performed;
•
the cost and availability of materials and components; and
•
schedule requirements.

If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could affect net income and margin materially.

In particular, profitability can fluctuate predicated on the type of contract awarded. Typically fixed-price development programs on complex systems represent a higher risk profile to complete on-budget. To the extent our fixed-price development efforts create a larger portion of our revenue output, this may result in reduced operating margins given the higher risk profile.

Additionally, the timing of our cash flows is impacted by the achievement of billable milestones on contracts. For instance, delays in reaching these milestones can lead to temporary cash flow shortfalls, while early completions compared to initial estimates can result in cash flow influxes. Historically, this has resulted and could continue to result in fluctuations in working capital levels and quarterly free cash flow results.

To manage these fluctuations, we have implemented several strategies, such as maintaining a buffer of liquid assets and closely monitoring project timelines to anticipate cash flow needs. Despite these measures, the inherent variability in milestone achievements means that quarter-to-quarter comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indicators of future performance.

We expect these fluctuations to persist, particularly as we take on more complex and long-term projects. However, we believe that our proactive cash flow management strategies will help mitigate the impact of our overall financial stability.

Regulations

Increased audit, review, investigation and general scrutiny by U.S. government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information as well as the increasingly complex requirements of the DoD and the United States intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.

If a government inquiry or investigation reveals improper or illegal activities, we may face civil or criminal penalties or administrative sanctions, including contract termination, fines, fee forfeiture, payment suspension, or suspension and debarment from conducting business with U.S. Government agencies. Any of these actions could materially and adversely impact our reputation, business, financial condition, results of operations, and cash flows.

Additionally, U.S. Government procurement regulations impose various operational requirements on government contractors. Non-compliance with these regulations could lead to civil or criminal penalties, which may materially adversely affect our operating results.

Acquisitions

We consider the acquisition of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.

Industry Background

Our defense operations are affected by U.S. Department of Defense (“DoD”) budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions.

We believe that our business is well positioned in areas that the DoD and other customers indicate are priorities for future defense spending, including those based on the 2023 National Security Strategy document, the 2024 U.S. National Security related budget and the National Defense Authorization Act (“NDAA”), and also the related Future Years Defense Program or five- year projection of the forces, resources and programs needed to support the DoD’s strategy and operations.

Components of Operations

Revenues

We generate our revenue primarily from the design, development and deployment of systems and subsystems (Propulsion Systems, Aerodynamic Interstage Systems, and Payload Protection and Deployment Systems) across three end markets (Hypersonics and Strategic Missile Defense, Missile and Integrated Defense Systems, and Space and Launch). We do not believe our revenues are subject to significant seasonal variations.

Cost of Goods Sold

Cost of goods sold consists of direct costs and allocated indirect costs. Direct costs include labor, materials, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits and depreciation.

General and Administrative Expenses

Our general and administrative expenses (“G&A”) include salaries, fringe benefits (such as health insurance, retirement plans, vacation and sick days), and other expenses related to selling, marketing and proposal activities, certain administrative costs, operational overhead expenses, share-based compensation expenses and amortization of acquired intangible assets. Some G&A expenses relate to marketing and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for applications of capabilities created in our business development activities as well as managing human capital. G&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth, for the years ended December 31, 2024 and 2023, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
Revenues	$345,251,064	$280,705,570	$64,545,494	23.0%
Cost of goods sold	213,139,980	175,156,456	37,983,524	21.7%
Gross profit	132,111,084	105,549,114	26,561,970	25.2%
General and administrative expenses	44,420,816	36,623,263	7,797,553	21.3%
Depreciation and amortization expense	24,130,519	20,432,034	3,698,485	18.1%
Total operating expenses	68,551,335	57,055,297	11,496,038	20.1%
Net operating income	63,559,749	48,493,817	15,065,932	31.1%
Interest expense, net	(50,732,903)	(47,867,005)	(2,865,898)	6.0%
Other income (expense)	1,502,156	563,772	938,384	166.4%
(Provision for) Benefit from income taxes	(1,627,963)	3,168,821	(4,796,784)	(151.4%)
Net income	12,701,039	4,359,405	8,341,634	191.3%
Other comprehensive income (loss)	(1,237)	423	(1,660)	(392.4%)
Comprehensive income	$12,699,802	$4,359,828	$8,339,974	191.3%
Net Income Margin	3.7%	1.6%
Operating Margin	18.4%	17.3%
Gross Profit Margin	38.3%	37.6%	0.7%

Revenue

Revenue for the year ended December 31, 2024 increased $64,545,494, or 23.0%, to $345,251,064 as compared to $280,705,570 for the year ended December 31, 2023. Revenue represents sales from our existing businesses over comparable periods.

The increase in revenues for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to organic growth across all end-markets, Tactical Missile and Integrated Defense Systems, followed by Space and Launch and Missile and Hypersonics and Strategic Missile Defense.

As described in additional detail below, the results of operations include the following disaggregation of end market revenues:

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
Hypersonics and Strategic Missile Defense	$114,593,971	$100,093,421	$14,500,550	14.5%
Space and Launch	115,036,292	94,642,721	20,393,571	21.5%
Tactical Missile and Integrated Defense Systems	115,620,801	85,969,428	29,651,373	34.5%
Total Revenue	$345,251,064	$280,705,570	$64,545,494	23.0%

Our revenues for the year ended December 31, 2024 continued to benefit from increased U.S. Government spending in response to evolving global threats, including conflicts in the Middle East, such as the Hamas-Israel conflict and actions by Iran’s proxies against the United States and its allies, alongside ongoing challenges from the Russia-Ukraine war, North Korean provocations, and rising tensions with China. The Company believes it is positioned to address the growing spending needs of the United States and its allies.

The increase in Hypersonics and Strategic Missile Defense revenue was driven by well-funded development and production programs, alongside increased government spending. Revenue growth for the year ended December 31, 2024 was more moderate compared to the year ended December 31, 2023 due to the number of programs within the Hypersonics and Strategic Missile Defense revenue end market being within qualification and testing, compared to other end markets where more programs are in full or initial production phases of the program life cycle.

Space and Launch revenues were supported by new launch vehicle programs, including Blue Origin’s New Glenn and ULA’s Vulcan and the acquisition of Rapid Machine Solutions – Wolcott Design Services, LLC (RMS). From the acquisition date of February 16, 2024, to December 31, 2024, RMS generated revenue of $11,692,260. These programs are expected to continue expanding as the commercial space launch market exceeds Federal Aviation Administration (FAA) projections.

Tactical Missile and Integrated Defense Systems revenues increased, primarily due to key programs entering or continuing production phases of our program lifecycles. This market’s growth continues to be supported by successful system deployments in the Ukraine and Middle East conflicts, which continue generating significant global demand.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $213,139,980 for the year ended December 31, 2024, from $175,156,456 for the year ended December 31, 2023. The $37,983,524, or 21.7%, increase in cost of goods sold was primarily a result of increased materials and labor costs. Since the acquisition of RMS on February 16, 2024, RMS has incurred $4,967,447 of cost of sales, which was not reflected in our prior period results.

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
Labor	$95,403,690	$80,684,155	$14,719,535	18.2%
Materials	91,807,618	75,469,425	16,338,193	21.6%
Overhead	17,100,076	12,255,696	4,844,380	39.5%
Depreciation and amortization	$8,828,596	$6,747,180	2,081,416	30.8%
Total cost of goods sold	$213,139,980	$175,156,456	$37,983,524	21.7%

Our success in program expansions and the continued maturation of existing programs across our end markets contributed to the 0.7% increase in gross profit as a percentage of revenues to 38.3% for the year ended December 31, 2024, compared to 37.6% for the year ended December 31, 2023.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses increased to $44,420,816 for the year ended December 31, 2024 from $36,623,263 for the year ended December 31, 2023. General and administrative expenses and the related percentage changes for the year ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023	Dollar Change	Percent Change
General and administrative expenses - excluding costs below	$10,011,409	$10,154,241	$(142,832)	(1.4)%
Payroll	21,971,472	19,772,363	2,199,109	11.1%
Professional fees	8,154,909	3,038,583	5,116,326	168.4%
Marketing	574,932	439,851	135,081	30.7%
Computers & Software	2,714,951	1,926,981	787,970	40.9%
Share-based compensation	993,143	1,291,244	(298,101)	(23.1)%
Total general and administrative expenses	$44,420,816	$36,623,263	$7,797,553	21.3%

The 21.3% increase in general and administrative expenses between the year ended December 31, 2024 and 2023 was primarily driven by an increase in professional fees for legal, tax, accounting, and consulting fees. Additionally, payroll increased due to increased benefit expenses and headcount growth. These additional costs reflect the continued expansion of our operational support capabilities and the integration of newly established regional campuses and acquisitions. Since the acquisition of RMS on February 16, 2024, RMS has incurred $2,562,107 to our total general and administrative expenses, which was not reflected in our prior period results. The increase in general and administrative expenses was partially offset by decreases in recruitment costs, bad debt expenses and travel and entertainment costs.

Depreciation and Amortization

Depreciation and amortization expense increased to $24,130,519 for the year ended December 31, 2024 compared to $20,432,034 for the year ended December 31, 2023. The increase in amortization expense for the year ended December 31, 2024, is primarily attributable to the amortization of $18,300,000 of newly acquired intangible assets from the RMS acquisition on February 14, 2024. The acquired RMS intangible assets will be amortized over a weighted average period of 12.1 years. Depreciation of fixed assets used in the production of goods sold is included in cost of goods sold.

Interest Expense, net

Interest expense, net for the year ended December 31, 2024 increased by $2,865,898, or 6.0%, to $50,732,903 compared to $47,867,005 during the year ended December 31, 2023. This increase in interest expense is primarily attributable to the $35,000,000 increase in borrowings under the TCW Term Note incurred to finance the acquisition of RMS on February 16, 2024. Both the Revolving Credit Facility and TCW Term Note payable are variable interest rate loans with an applicable spread. For additional information related to debt, see Note 7, Debt, in the Notes to the Consolidated Financial Statements.

Other Income (expense)

Other income (expense) for the year ended December 31, 2024 and 2023 was $1,502,156 and $563,772, respectively. The difference between periods was attributable to a settlement of a shareholder note in the year ended December 31, 2024.

(Provision for) and Benefit From Income Taxes

The provision for income taxes was ($1,627,963) for the year ended December 31, 2024 compared to a tax benefit of $3,168,821 for the year ended December 31, 2023. The increase in provision for income taxes was attributable to substantially larger pre-tax book income during the year ended December 31, 2024. For additional information regarding provisions for taxes, see Note 14, Provision for Income Taxes, in the Notes to the Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth, for the years ended December 31, 2023 and 2022, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Years Ended December 31,
	2023	2022	Dollar change	Percent change
Revenues	$280,705,570	$226,310,299	$54,395,271	24.0%
Cost of goods sold	175,156,456	145,364,015	29,792,441	20.5%
Gross profit	105,549,114	80,946,284	24,602,830	30.4%
General and administrative expenses	36,623,263	30,036,084	6,587,179	21.9%
Depreciation and amortization expense	20,432,034	30,475,370	(10,043,336)	(33.0%)
Total operating expenses	57,055,297	60,511,454	(3,456,157)	(5.7%)
Net operating income	48,493,817	20,434,830	28,058,987	137.8%
Interest expense, net	(47,867,005)	(37,500,758)	(10,366,247)	27.6%
Other income (expense)	563,772	(205,604)	769,376	(374.2%)
Benefit from income taxes	3,168,821	3,172,913	(4,092)	(0.1%)
Net income (loss)	4,359,405	(14,098,619)	18,458,024	(130.9%)
Other comprehensive income	423	12,751	(12,328)	(96.7%)
Comprehensive income (loss)	$4,359,828	$(14,085,868)	$18,445,696	(131.0%)
Operating Margin	17.3%	9.0%
Gross Profit Margin	37.6%	35.8%

Revenue

Revenue for the year ended December 31, 2023 increased $54,359,271, or 24.0%, to $280,705,570 as compared to $226,310,299 for the year ended December 31, 2022. Revenue represents sales from our existing businesses for comparable periods.

The increase in revenues for fiscal 2023 as compared to fiscal 2022 was primarily attributable to organic growth across all end-markets, Hypersonics and Strategic Missile Defense, followed by Space and Launch and Tactical Missile and Integrated Defense Systems.

As described in additional detail below, the results of operations include the following disaggregation of product mix:

	Years Ended December 31,
	2023	2022	Dollar change	Percent change
Hypersonics and Strategic Missile Defense	$100,093,421	$72,295,636	$27,797,785	38.5%
Space and Launch	94,642,721	79,663,749	14,978,972	18.8%
Tactical Missile and Integrated Defense Systems	85,969,428	74,350,914	11,618,514	15.6%
Total Revenue	$280,705,570	$226,310,299	$54,395,271	24.0%

The Company’s 2023 revenues benefited from increased U.S. Government spending in response to evolving global threats, including conflicts in the Middle East, such as the Hamas-Israel conflict and actions by Iran’s proxies against the U.S. and its allies, alongside ongoing challenges from the Russia-Ukraine war, North Korean provocations, and rising tensions with China. The Company is positioned to address the growing spending needs of the U.S. and its allies.

The Hypersonics and Strategic Missile Defense market saw significant growth driven by well-funded development and production programs, alongside increased government spending. Revenues from these programs increased year-over-year by 37.9%, 34.2%, and 42.0% across the Aerodynamic Interstage, Payload Protection and Deployment, and Propulsion Systems product families, respectively.

Space and Launch revenues were supported by new launch vehicle programs, including Blue Origin’s New Glenn and ULA’s Vulcan. These programs are expected to continue expanding as the commercial space launch market exceeds Federal Aviation Administration (FAA) projections. Year-over-year, Space and Launch revenues increased by 79.3% in Payload Protection and Deployment and 16.3% in Propulsion Systems.

Tactical Missile and Integrated Defense Systems revenues increased, primarily due to an increase of 74.3% in Payload Protection and Deployment and an increase of 13.3% in Propulsion Systems. This market’s growth was supported by successful system deployments during the Ukraine conflict, generating significant global demand.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $175,156,456 for the year ended December 31, 2023, from $145,364,015 for the year ended December 31, 2022. The $29,792,441, or 20.5%, increase in cost of goods sold was primarily a result of increased materials and labor costs.

	Years Ended December 31,
	2023	2022	Dollar change	Percent change
Labor	$80,684,155	$70,835,936	$9,848,219	13.9%
Materials	75,469,425	59,072,777	16,396,648	27.8%
Overhead	12,255,696	10,948,838	1,306,858	11.9%
Depreciation and amortization	6,747,180	4,506,464	2,240,716	49.7%
Total cost of goods sold	$175,156,456	$145,364,015	$29,792,441	20.5%

Our success in program expansions and the maturation of existing programs across our end markets contributed to the 1.8% increase in gross profit as a percentage of revenues to 37.6% for the year ended December 31, 2023, compared to 35.8% for the year ended December 31, 2022.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses increased to $36,623,263 for the year ended December 31, 2023 from $30,036,084 for the year ended December 31, 2022. General and administrative expenses and the related percentage changes for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022	Dollar change	Percent change
General and administrative expenses - excluding costs below	$10,154,244	$8,280,514	$1,873,730	22.6%
Payroll	19,772,362	13,536,445	6,235,917	46.1%
Professional Fees	3,038,582	4,900,201	(1,861,619)	(38.0%)
Marketing	439,850	437,073	2,777	0.6%
Computers & Software	1,926,981	1,278,851	648,130	50.7%
Share-based Compensation	1,291,244	1,603,000	(311,756)	(19.4%)
Total general and administrative expenses	$36,623,263	$30,036,084	$6,587,179	21.9%

The 21.9% increase in general and administrative expenses between the years ended December 31, 2023 and 2022, respectively, was primarily driven by an increase in payroll expenses for salaries, bonuses, and retirement benefits. Additionally, total personnel compensation increased as a result of headcount increases. These additional costs reflect the expansion of our operational support capabilities and the integration of newly established regional campuses. The increase in general and administrative expenses was partially offset by decreases in share-based compensation expense and professional fees for legal, tax, accounting, and consulting fees.

Depreciation and Amortization

Depreciation and amortization expense decreased to $20,432,034 for the year ended December 31, 2023 compared to $30,475,370 for the year ended December 31, 2022. The decrease in amortization expense for the year ended December 31, 2023, is primarily attributable to the full amortization of certain backlog assets in 2022, which did not extend into fiscal year 2023. Depreciation of fixed assets used in the production of goods sold is included in cost of goods sold. The $10,043,336 decrease in depreciation and amortization expense is also attributable to a decrease in purchases of property and equipment.

Interest Expense, net

Interest expense, net for the year ended December 31, 2023 increased by $10,366,247, or 27.6%, to $47,867,005 compared to $37,500,758 for the year ended December 31, 2022. This increase in interest is primarily attributable to the increase in additional borrowings under the Revolving Credit Facility to fund working capital needs and to manage cash flow requirements. Both the Revolving Credit Facility and note payable are variable interest rate loans with an applicable spread. For additional information related to debt, see Note 7, Debt, in the Notes to the Consolidated Financial Statements.

Other Income (expense)

Other income (expense) for the years ended December 31, 2023 and 2022 of $563,772 and $(205,604), respectively, was attributable to an increase in gains from the sale of assets.

Benefit From Income Taxes

The benefit from income taxes was $3,168,821 for the year ended December 31, 2023 compared to benefit from income taxes of $3,172,913 for the year ended December 31, 2022. The decrease in provision for income taxes was attributable to an increase in deferred taxable income. The timing differences between provisions for income taxes recognizable under US GAAP compared to statutory taxes may create different amounts of current and deferred tax amounts. For additional information regarding provisions for taxes, see Note 14, Provision for Income Taxes, in the Notes to the Consolidated Financial Statements.

Key Financial and Non-GAAP Operating Measures

We measure our business using both key financial and operating data including key performance indicators (“KPIs”) and non-GAAP financial measures and use the following metrics to manage our business, monitor results of operations and ensure proper allocation of capital: (i) Revenue, (ii) Funded Backlog, (iii) EBITDA, (iv) Adjusted EBITDA and (v) Adjusted EBITDA Margin. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased shareholder value. These are the metrics we use to measure our results and evaluate our business and related contract performance.

Financial and Operating Data

	Years ended December 31,
(unaudited)	2024	2023	2022
Revenues	$345,251,064	$280,705,570	$226,310,299
Funded Backlog[1]	579,787,162	428,719,337	265,321,134
Net income (loss)	12,701,039	4,359,405	(14,098,619)
EBITDA[2]	98,021,020	76,236,803	55,211,060
Adjusted EBITDA[2]	$106,144,583	$81,863,342	$60,290,868
Net income (loss) margin	3.7%	1.6%	(6.2)%
Adjusted EBITDA Margin[2]	30.7%	29.2%	26.6%

1.
Funded Backlog - Represents the total value of existing contracts, less amounts previously invoiced. Contract types include but are not limited to purchase orders, long term agreements and contractual authorization to proceed.
2.
Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.

Non-GAAP Financial Measures

We believe the non-GAAP financial measures will help investors understand our financial condition and operating results and assess our future prospects. We believe these non-GAAP financial measures, each of which is discussed in greater detail below, are important supplemental measures because they exclude unusual or non-recurring items as well as non-cash items that are unrelated to or may not be indicative of our ongoing operating results. Further, when read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a tool to help make financial, operational and planning decisions. We may use non-GAAP financial metrics in certain Management compensation plans, debt covenants, internal budgetary decision making, and other resource allocation decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry by providing more comparable measures that are less affected by factors such as capital structure.

We recognize that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business.

We define these non-GAAP financial measures as:

EBITDA/Adjusted EBITDA - We define EBITDA as our net income before income taxes, depreciation and amortization and interest expense. References to Adjusted EBITDA refer to EBITDA plus, as applicable for each period any non-cash share-based compensation expenses, including non-cash gains and losses on equity, non-cash gains and losses on derivative instruments associated with equity, termination expenses, and personnel expenses from discontinued operations. Additionally, Adjusted EBITDA excludes certain nonrecurring costs that management excludes in contemplation of budget decisions and are not costs of operating the business such as entity wide re-branding initiatives or acquisition integration costs. Adjusted EBITDA excludes the costs associated with lender and administrative agent fees associated with one-off amendments, as these are not directly related to the operations of the business and are non-recurring. Lastly, Management excludes other non-recurring costs including net gains from disposition of assets, non-cash gains and losses from any hedging arrangements, non-cash impairment losses, business interruption insurance proceeds, and any non-recurring transaction expenses.

Adjusted EBITDA Margin - Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are not measures calculated in accordance with U.S. GAAP, and they should not be considered an alternative to any financial measures that were calculated under U.S. GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin are used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business. Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both. These measures therefore assist management and our board and may be useful to investors in comparing our operating performance consistently over time as they remove the impact of our capital structure, asset base and items outside the control of the management team and expenses that do not relate to our core operations. Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly titled non-GAAP measures used by other companies as other companies may have calculated the measures differently. The reconciliation of EBITDA and Adjusted EBITDA to net income (loss) is provided below:

EBITDA and Adjusted EBITDA Reconciliation:

	Years ended December 31,
(unaudited)	2024	2023	2022
Net income (loss)	$12,701,039	$4,359,405	$(14,098,619)
Income tax provision (benefit)	1,627,963	(3,168,821)	(3,172,913)
Depreciation and amortization[1]	32,959,115	27,179,214	34,981,834
Interest expense, net	50,732,903	47,867,005	37,500,758
EBITDA	98,021,020	76,236,803	55,211,060
Acquisition related expenses[2]	4,775,662	356,414	251,319
Integration expenses and non-recurring restructuring costs[3]	2,254,758	2,739,438	3,506,716
Lender and administrative agent fees[4]	100,000	500,000	—
Other non-recurring costs (gains)[5]	—	739,444	(281,227)
Share-based Compensation[6]	993,143	1,291,244	1,603,000
Adjusted EBITDA	$106,144,583	$81,863,342	$60,290,868
Revenues	345,251,064	280,705,570	226,310,299
Net income (loss) margin	3.7%	1.6%	(6.2%)

Adjusted EBITDA Margin	30.7%	29.2%	26.6%

1.
Depreciation and amortization expense includes $8,828,596, $6,747,180 and $4,506,464 of allocated depreciation and amortization from cost of goods sold for the years ended December 31, 2024, 2023 and 2022, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. During the periods presented, these costs were incurred for due diligence and legal fees related to an acquisition of equipment and intangible assets. Additionally, the Company incurred certain professional service fees related to its IPO that did not meet the requirements to be deferred issuance costs, these costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance.
3.
These costs include company-wide system implementation expenses and Company re-branding costs. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with one-off amendments to the Company’s credit agreement, separate from ongoing administrative fees.
5.
Other non-recurring costs consisted primarily of non-cash impairment losses during the year ended December 31, 2023 and net gains on disposals of property held for sale and acquisition costs during the twelve months ended December 31, 2022.
6.
Reflects non-cash share-based compensation expenses associated with the Company's P Units.

Although we use EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin as measures to assess the performance of our business and for the other purposes set forth above, the use of non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin;
•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin exclude the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions;
•
the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin; and
•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin do not include the payment of taxes, which is a necessary element of our operations.

Because of these limitations, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in isolation and specifically by using other U.S. GAAP measures, such as net sales and operating profit, to measure our operating performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP, and they should not be considered as alternatives to net income/(loss) or cash flow from operations determined in accordance with U.S. GAAP. Our calculations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to the calculations of similarly titled measures reported by other companies.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, intangible assets acquired in a business combination and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions. Management judgments and estimates have been applied consistently and have been reliable historically.

The majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. In most cases, goods or services provided under the Company’s contracts are accounted for as a single performance obligation due to the complex and integrated nature of its products and services. These contracts generally require significant integration of a group of goods and services to deliver a combined output. These contracts may be cost-plus fixed price or time and materials. Revenue is recognized over time using the input method, by tracking costs incurred, which measures progress toward completion and control is transferred as the Company performs its contractual obligations due to the performance having no alternative use and the Company’s enforceable right to payment. The Company estimates profit on these contracts as the difference between total estimated revenues and total estimated costs at completion (EAC) and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. EAC’s are estimated using historical actual margins as a percentage of revenue, applied to open jobs. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income. The Company recognizes changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We test goodwill for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired.

For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of its reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test we estimate the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. For purposes of testing goodwill for impairment, we operate as a single reporting unit. Based upon the annual goodwill impairment testing performed in the fourth quarter of each year, we determined that there was no impairment of our goodwill during the years ended December 31, 2024, 2023, or 2022.

Acquired intangible assets include: customer relationships, customer production backlog, patents and know-how. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. We assess amortized intangible assets for impairment when events or circumstances suggest that the carrying values may not be recoverable. This assessment involves comparing the carrying value of the assets to their undiscounted expected future cash flows. If the total undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss equal to the difference between the carrying amount and the fair value of the assets. Determining fair value requires management to make estimates and judgments based on various factors, including projected revenues and associated earnings. We did not recognize any impairment losses in the year ended December 31, 2024, 2023 or 2022.

Material Weaknesses

As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes- Oxley Act (“Section 404”). As a public company, we will be subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

During the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. The SEC defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The following entity-level material weaknesses have been identified:

•
we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels, and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning.

The entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting as follows:

•
we did not design and maintain effective information technology general controls for certain information systems supporting its key financial reporting processes. Specifically, we did not design and maintain sufficient change management, security, operations, and system development controls for management-identified in-scope on-premise applications and vendor-supported applications; and
•
we did not design and maintain effective process-level controls for all significant business process cycles;

We have begun the process of evaluating the material weaknesses and developing our full remediation plan. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Until the remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price. While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources.

As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are required to perform an evaluation of the effectiveness of our internal control over financial reporting. In the future, we may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.

Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce the price of our common stock.

If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital market.

Liquidity and Capital Resources

The following table summarizes our capitalization:

	As of December 31,
	2024	2023
Cash and cash equivalents	$11,529,770	$5,454,710
Debt:
Finance lease liabilities (including current portion)	81,937,429	77,887,560
Revolving credit facility	25,000,000	20,000,000
Notes Payable, including current portion, net of debt issuance costs	334,060,006	304,288,123
Total debt	440,997,435	402,175,683
Member’s equity	195,996,367	182,459,333
Total capitalization (debt plus equity)	$636,993,802	$584,635,016
Total debt to total capitalization	2.25	2.20

Our principal historical liquidity requirements have been for organic growth, acquisitions, capital expenditures, servicing indebtedness, including finance lease liability payments, and working capital needs. We do not expect there to be substantial changes in our future capital requirements. We anticipate that over the next 12 months, we will meet our liquidity needs, including debt servicing, through cash generated from operations, available cash balances, and, if necessary, sales of accounts receivable and borrowings from our revolving credit facility. We fund our investing activities primarily from cash provided by our operating and financing activities.

On March 25, 2025, we extended the final maturity date of the term note payable and revolving line of credit with TCW from March 20, 2026 to April 15, 2026. All other material terms of the term note and revolving line of credit are unchanged.

In April, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the TCW Credit Agreement and the Citi Credit Agreement provided for the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 30, 2030.

Based on our current outlook, we believe that net cash provided by operating activities, net proceeds of $147.3 million from the IPO offering and financing capability under the new Credit Agreement will be sufficient to fund expansion of our business, including any acquisitions we may make, or additional working capital for increased costs of operations.

Operating Activities

Net cash provided by operating activities was $26,645,535 in the year ended December 31, 2024 compared to $20,326,561 in the year ended December 31, 2023. The changes in accounts receivable, contract assets, and contract liabilities during the year ended December 31, 2024 were due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Changes in operating assets and liabilities including accounts receivable, contract assets, and contract liabilities between the year ended December 31, 2024 and 2023 were $692,427, $9,827,882, and $(26,212,351), respectively. The increase in the source of cash of $6,318,974 was primarily attributable to the increase in revenues, favorable timing of cash payments to vendors and positive net income from RMS since the acquisition date on February 16, 2024.

Net cash provided by operating activities was $20,326,561 in the year ended December 31, 2023 compared to ($5,892,750) in the year ended December 31, 2022. The changes in accounts receivable, contract assets, contract liabilities during 2023 were due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Changes in operating assets and liabilities including accounts receivable, contract assets, and contract liabilities between the year ended December 31, 2023 and 2022 were $18,706,182, $(14,743,542), and $11,357,534, respectively. The increase in the source of cash of $26,219,311 was primarily attributable to the increase in revenues and related timing of cash receipts. We actively manage our accounts receivable, contract assets, and contract liabilities, along with the related aging and collection efforts.

Investing Activities

Net cash used in investing activities totaled $46,236,162 for the year ended December 31, 2024, $16,211,837 for the year ended December 31, 2023 and $21,258,081 for the year ended December 31, 2022. For the year ended December 31, 2024, total purchases of property and equipment of $15,251,761 were added to the $31,290,439 of cash paid to acquire RMS, net of cash acquired, and partially offset by $306,038 of proceeds from the sale of property and equipment. For the year ended December 31, 2023, total purchases of property and equipment of $16,775,297 was partially offset by the sale of marketable securities of $563,460. The change of $(30,024,325) between the years ended December 31, 2024 and 2023 was principally attributable to the RMS acquisition in 2024.

For the year ended December 31, 2022, property and equipment purchases of $21,268,504 were partially offset by sales of marketable securities of $10,423. The change of $5,046,244 was principally attributable to decrease in purchases of property and equipment. No material commitments for capital expenditures exist.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2024, totaled $25,665,687. For the year ended December 31, 2024, we increased our TCW Term Note agreement by $35,000,000 which was partially offset by principal repayments of $9,125,000 made during the period. We also paid $962,500 of debt issuance costs related to the new debt and paid $2,868,896 for finance leases. Additionally, we made $422,006 of principal payments on the term note payable to a seller of TMX and paid $800,000 of contingent consideration related to previous acquisitions. For the year ended December 31, 2024, we refinanced $41,500,000 of our Revolving Credit Facility to repay $36,500,000 previously owed under the Revolving Credit Facility.

Net cash used in financing activities in the year ended December 31, 2023, totaled $5,285,828. For the year ended December 31, 2023, we refinanced $33,500,000 of our Revolving Credit Facility to repay $30,000,000 previously owed under the Revolving Credit Facility. This activity compares to borrowings of $17,500,000 for the year ended December 31, 2022. For the year ended December 31, 2023, we repaid $8,250,000 of principal related to the TCW Term Note, paid $6,250,000 for contingent consideration related to previous acquisitions, and $1,532,011 for finance leases. Lastly, equipment financing proceeds of $8,034,775 were generated during the year ended December 31, 2023.

Net cash provided by financing activities in the year ended December 31, 2022 totaled $16,730,570. We made payments of $14,338,318 for principal related to the TCW Term Note, raised an additional $31,774,108 in equity financing, and paid $109,352 of distributions to members. We also paid $1,095,868 for finance leases and drew $17,500,000 from our Revolving Credit Facility, all of which was repaid during the year.

Other Obligations and Commitments

See Note 7 through Note 8, of the Notes to the Consolidated Financial Statements for information regarding our other obligations and commitments.

Leases

We lease certain facilities and equipment under financing and operating leases that expire at various dates through 2041. Future aggregate rental payments under financing and operating leases as of December 31, 2024 were as follows: $12,748,968 in 2025, $12,466,055 in 2026, $12,634,446 in 2027, $12,289,212 in 2028, $9,690,865 in 2029 and $91,386,623 thereafter. See Note 8, Leases, of the Notes to the Consolidated Financial Statements for information pertaining to future minimum lease payments relating to our operating and finance lease obligations.

Under the provisions of ASC 842, the Company has both finance and operating leases. The Company has recorded both a right-of-use (“ROU”) asset for each applicable lease and an associated liability for the right to use the asset and the obligation for future lease payments. Separate ROUs and liabilities have been recorded for finance and operating leases. ROUs for both lease categories are included in lease assets on the financial statements. Liabilities for both lease categories are included in short-term lease liabilities for amounts due within one year and in noncurrent lease liabilities, net of current portion for remaining amounts due. ROU calculations include management’s assessment of the probability of exercise of lease extensions ranging from 1 to 18 years. No leases include variable lease payments.

Consolidated Lease Summary

On a consolidated basis, lease activity for the years ended December 31, 2024, December 31, 2023 and 2022 were as follows:

	Years ended December 31,
	2024	2023	2022
Finance lease expense
Amortization of ROU assets	$6,245,535	$4,763,656	$4,527,210
Interest on lease liabilities	6,729,126	$5,470,425	$5,407,279
Operating lease expense	1,772,450	$1,676,970	$1,191,998
Total	$14,747,111	$11,911,051	$11,126,487

On a consolidated basis, supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023	2022
Operating cash flows from finance leases	$6,609,802	$5,386,787	$5,426,631
Financing cash flows from finance leases	$2,868,896	$1,532,011	$1,095,868
Operating cash flows from operating leases	$1,804,278	$1,455,186	$925,256
ROU assets obtained in exchange for new finance lease liabilities	$7,077,736	$7,711,985	$2,061,241
ROU assets obtained in exchange for new operating lease liabilities	$885,214	$2,801,902	$295,044
Weighted-average remaining lease term in years for finance leases	13.75	15.00	16.87
Weighted-average remaining lease term in years for operating leases	6.16	6.94	8.83
Weighted-average discount rate for finance leases	8.42%	7.88%	7.51%
Weighted-average discount rate for operating leases	9.52%	8.97%	7.54%

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for additional information.

JOBS Act Election

We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we become a public company.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. See “Summary—JOBS Act Election.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Revolving Credit Facility and Term Note under the TCW Credit Agreement, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the year ended December 31, 2024, December 31, 2023 and 2022 would have resulted in approximately a $3.1 million, $3.0 million and $3.2 million increase in interest expense, respectively.

We had cash of $11,529,770 and $5,454,710 as of December 31, 2024 and 2023, respectively, which is held for working capital and general corporate purposes. We do not have significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, look for alternative sourcing and reevaluate pricing, as we did in the prior periods. However, continued cost inflation and supply chain disruptions during 2024 may continue to require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of

Directors of Karman Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TCFIII Spaceco Holdings, LLC (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”), In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023 , and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Moss Adams LLP

Irvine, California

April 9, 2025

We have served as the Company’s auditor since 2023.

TCF III Spaceco Holdings LLC

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2024	2023
Current assets
Cash and cash equivalents	$11,529,770	$5,454,710
Accounts receivable, net	55,219,869	50,597,096
Contract assets	107,221,568	89,184,472
Inventory	9,883,376	9,839,569
Prepaid and other current assets	17,855,981	2,618,450
Total current assets	201,710,564	157,694,297
Property, plant and equipment	87,832,415	69,531,327
Less accumulated depreciation	(26,952,253)	(17,702,707)
Net property, plant and equipment	60,880,162	51,828,620
Other assets
Goodwill	225,145,688	217,273,414
Intangible assets, net	208,952,683	207,556,872
Operating lease right-of-use assets	6,071,137	6,359,849
Finance lease right-of-use assets	70,012,925	69,044,871
Other assets	1,187,337	1,074,131
Total other assets	511,369,770	501,309,137
Total assets	$773,960,496	$710,832,054
Liabilities and Members' equity
Current liabilities
Accounts payable	$28,295,681	$21,041,638
Accrued payroll and related expenses	11,248,792	6,430,177
Contract liabilities	29,867,692	36,074,449
Short term operating lease liabilities	1,532,895	1,154,891
Short term finance lease liabilities	3,979,700	2,487,908
Short term notes payable, net of debt issuance costs	7,139,585	6,264,585
Income taxes payable	20,053,886	7,572,095
Other current liabilities	12,487,052	6,044,210
Total current liabilities	114,605,283	87,069,953
Long-term liabilities
Revolving line of credit	25,000,000	20,000,000
Long-term notes payable, net of current portion and net of debt issuance costs	326,920,421	298,023,538
Noncurrent operating lease liabilities, net of current portion	5,337,566	6,001,653
Noncurrent finance lease liabilities, net of current portion	77,957,729	75,399,651
Other liabilities	2,773,077	4,997,462
Deferred tax liabilities	25,370,053	36,880,464
Total long-term liabilities	463,358,846	441,302,768
Total liabilities	577,964,129	528,372,721
Members' equity	195,996,367	182,459,333
Total liabilities and members' equity	$773,960,496	$710,832,054

The accompanying notes are an integral part of the consolidated financial statements

TCF III Spaceco Holdings LLC

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
Revenues	$345,251,064	$280,705,570	$226,310,299
Cost of goods sold	213,139,980	175,156,456	145,364,015
Gross profit	132,111,084	105,549,114	80,946,284

Operating expenses
General and administrative expenses	44,420,816	36,623,263	30,036,084
Depreciation and amortization expense	24,130,519	20,432,034	30,475,370
Operating expenses	68,551,335	57,055,297	60,511,454

Net operating income	63,559,749	48,493,817	20,434,830

Interest expense, net	(50,732,903)	(47,867,005)	(37,500,758)
Other income (expense)	1,502,156	563,772	(205,604)

Income (Loss) before (provision for) benefit from income taxes	14,329,002	1,190,584	(17,271,532)

(Provision for) benefit from income taxes	(1,627,963)	3,168,821	3,172,913

Net income (loss)	12,701,039	4,359,405	(14,098,619)

Other comprehensive (loss) income	(1,237)	423	12,751

Comprehensive income (loss)	$12,699,802	$4,359,828	$(14,085,868)
Net earnings (loss) per common unit outstanding, basic and diluted	$0.08	$0.03	$(0.09)
Weighted-average common units outstanding, basic and diluted	166,737,325	166,775,913	159,110,094

The accompanying notes are an integral part of the consolidated financial statements

TCF III Spaceco Holdings LLC

Consolidated Statements of Members’ Equity

	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2022	$169,650,354	$(11,298,531)	$63,142	$158,414,965
Contributions	31,664,756	—	—	31,664,756
Net loss	—	(14,098,619)	—	(14,098,619)
Other comprehensive loss	—	—	12,751	12,751
Share-based compensation	1,603,000	—	—	1,603,000
Balance, December 31, 2022	$202,918,110	$(25,397,150)	$75,893	$177,596,853
Distributions	(788,592)	—	—	(788,592)
Net income	—	4,359,405	—	4,359,405
Other comprehensive income	—	—	423	423
Share-based compensation	1,291,244	—	—	1,291,244
Balance, December 31, 2023	$203,420,762	$(21,037,745)	$76,316	$182,459,333
Distributions	(155,911)	—	—	(155,911)
Net income	—	12,701,039	—	12,701,039
Other comprehensive loss	—	—	(1,237)	(1,237)
Share-based compensation	993,143	—	—	993,143
Balance, December 31, 2024	$204,257,994	$(8,336,706)	$75,079	$195,996,367

The accompanying notes are an integral part of the consolidated financial statements

TCF III Spaceco Holdings LLC

Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	12,701,039	4,359,405	(14,098,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32,796,352	27,179,214	34,981,834
Amortization of debt issuance costs	2,301,239	1,985,413	1,985,415
Interest expense (PIK interest)	718,434	784,609	789,201
Non-cash (gains) and losses	(1,395,584)	—	—
Deferred income taxes	(11,510,410)	(10,707,460)	(9,806,208)
Share-based compensation expenses	993,143	1,291,244	1,603,000
Changes in operating assets and liabilities, net of acquisition
Change in accounts receivable	(2,310,485)	(3,002,912)	(21,709,094)
Change in contract assets	(18,037,096)	(27,864,978)	(13,121,436)
Change in inventory	(43,808)	7,571,322	2,167,145
Change in prepaids and other assets	(14,850,178)	(15,701,890)	(8,773,355)
Change in contract liabilities	(6,206,757)	20,005,594	8,648,060
Change in accounts payable, accruals and income taxes payable	31,781,840	14,228,481	11,321,314
Net change in ROU assets and lease liabilities	(292,194)	198,519	119,993
Net cash provided by (used in) operating activities	26,645,535	20,326,561	(5,892,750)

Cash flows from investing activities
Proceeds from sale of property and equipment	306,038	—	—
Purchases of property and equipment	(15,251,761)	(16,775,297)	(21,268,504)
Proceeds from sale of marketable securities	—	563,460	10,423
Acquisition of business, net of cash acquired	(31,290,439)	—	—
Net cash flows provided by (used in) investing activities	(46,236,162)	(16,211,837)	(21,258,081)

Cash flows from financing activities
Proceeds from equipment financing	—	8,034,775	—
Finance lease payments	(2,868,896)	(1,532,011)	(1,095,868)
Proceeds from notes payable	35,000,000	—	—
Payments of notes payable	(9,547,006)	(8,250,000)	(14,338,318)
Payments of debt issuance costs	(962,500)	—	—
Proceeds from revolving line of credit	41,500,000	33,500,000	17,500,000
Payments of revolving line of credit	(36,500,000)	(30,000,000)	(17,000,000)
Cash paid for contingent consideration	(800,000)	(6,250,000)	—
Cash contributed from members	—	—	31,774,108
Cash distributed to members	(155,911)	(788,592)	(109,352)
Net cash flows provided by (used in) financing activities	25,665,687	(5,285,828)	16,730,570

Net increase (decrease) in cash and cash equivalents	6,075,060	(1,171,104)	(10,420,261)

Cash and cash equivalents, beginning	5,454,710	6,625,814	17,046,075
Cash and cash equivalents, ending	11,529,770	5,454,710	6,625,814

Supplemental Disclosures
Cash paid during the period for interest	47,869,140	45,896,371	35,624,741
Cash (refund) paid during the period for income taxes	(718,840)	3,100,000	4,940,000

Supplemental Non-Cash Investing and Financing Activities
Noncash acquisition of right-of-use assets under finance leases	7,077,736	7,711,895	2,061,241
Noncash acquisition of right-of-use assets under operating leases	885,214	2,801,902	295,041
Other noncash financing movements	718,434	784,609	789,201

The accompanying notes are an integral part of the consolidated financial statements

TCF III Spaceco Holdings LLC

1.
Formation and Nature of Business Operations

TCFIII Spaceco Holdings, LLC (the “Company”) conducts business through its wholly owned subsidiary, Karman Space and Defense (“Karman”). The Company is primarily owned by certain investment funds, with minority ownership held by certain former owners and employees of its subsidiaries. Karman was incorporated in Delaware in August 2020 for the purpose of acquiring and operating companies providing contract manufacturing services to the aerospace and defense industries. Karman is headquartered in Dallas, Texas. It currently operates five subsidiaries in Brea, El Monte, Huntington Beach, California, Mukilteo, Washington and Wilsonville, Oregon. The Company previously operated a subsidiary in Santa Ana, which was merged into AEC in 2022.

Karman specializes in the upfront design, testing, manufacturing, and sale of mission-critical systems for existing and emerging missile and defense, and space programs. Karman’s integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense (“DoD”) and space sector initiatives.

Karman’s five wholly-owned subsidiaries are:

1.
Aerospace Engineering, LLC (AEC), a limited liability company, purchased August 28, 2020
2.
AMRO Fabricating Corporation (AMRO), a C-corporation, purchased October 28, 2020
3.
American Automated Engineering, Inc. (AAE), a C-corporation, purchased December 21, 2020
4.
Systima Technologies, Inc. (Systima), a C-corporation, purchased September 14, 2021
5.
Rapid Machine Solutions – Wolcott Design Services, LLC (RMS), a limited liability company, purchased February 16, 2024

Initial Public Offering

On February 12, 2025 the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective, see Note 16, Subsequent Events for additional information on the IPO. The Company operates as Karman Holdings Inc., a Delaware corporation. Prior to the effectiveness of this offering, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025, the Company converted into a Delaware corporation and changed the name to Karman Holdings Inc. Pursuant to the conversion, all outstanding equity interests were reclassified into shares of common stock of Karman Holdings Inc.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain line items on the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and the consolidated statements of cash flows are reclassified in the prior period to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the operations of AEC, AMRO, AAE, Systima, RMS and Corporate. Corporate consists of centralized general and administrative functions, including executive management, finance, legal, human resources, information technology, facilities, fixed overhead expenses, taxes, and other corporate-level activities that support the Company’s operations. Intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

Operating segments are identified as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, for which discrete financial information is available, and whose results are regularly reviewed by the chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one reportable segment, the space and defense industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to estimates are made prospectively based upon such periodic evaluations. It is reasonably possible that changes may occur in the near term that would affect managements’ estimates with respect to revenue recognition, estimates of cost to complete contracts, allowance for credit losses, share-based payments, accrued expenses, inventory, deferred taxes, property and equipment and valuation of net assets acquired in business combinations, and the impairment assessment of goodwill and intangible assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

The Company maintains cash deposits with major banking institutions, in which the deposits are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times the Company had deposits in excess of the FDIC maximum. The Company has not experienced any losses in such accounts.

The estimated fair value of cash and cash equivalents approximates the carrying value due to their short maturities.

Business Combinations

The Company accounts for acquisitions by applying the acquisition method of accounting when the transaction or event is considered a business combination which requires that the assets acquired and liabilities assumed constitute a business. A defined business is generally an acquired group of assets with inputs and processes that make it capable of generating a return or economic benefit for the acquirer. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition, with the excess cost recorded to goodwill. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates of fair value are inherently uncertain and subject to refinement. Preliminary estimated fair values of the assets acquired and liabilities assumed are determined once a business is acquired, with the final determination of the estimated fair values being completed no later than one year from the date of acquisition.

Asset Acquisitions

Asset acquisitions are accounted for using the cost accumulation method. Determining whether the acquired set represents an asset acquisition, or a business combination requires quantitative and qualitative assessments subject to judgment. In an asset acquisition, acquisition costs are capitalized as part of the acquired set. The accounting for asset acquisitions requires estimates and judgment to allocate the incurred costs among the assets acquired using their relative fair value. As such, the values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

Revenue and Costs Recognition

The Company recognizes revenue for each separately identifiable performance obligation in a contract representing a promise to transfer a distinct good to a customer. In most cases, goods provided under the Company’s contracts are accounted for as a single performance obligation due to the complex and integrated nature of its products. These contracts generally require significant integration of a group of goods to deliver a combined output. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore not considered to be a separate performance obligation. Assets recognized from costs to obtain or fulfill a contract are not material. Payment terms are typically forty-five days, but may vary.

The Company generates revenue under a range of contract types including fixed-price, time and material and cost-plus fixed fee contracts. Substantially all revenue is recognized as control is transferred to the customer over time based on an input measure of progress based on costs incurred compared to estimated total costs at completion. In general, the Company’s contracts contain termination clauses that entitle the Company to payment for work performed to-date for goods that do not have an alternative use. Amounts recoverable in the event of terminations include reasonable profit margins. Control is effectively transferred as the Company performs its contractual obligations. The Company generally recognizes revenues over time using the input method, measured by the percentage of total costs incurred to-date to estimated total anticipated costs for each contract. This method is used because the

Company considers total costs to be the best available measure of satisfaction of its performance obligations. Use of the input method requires the Company to make reasonable estimates regarding the revenue and costs associated with the design, manufacture, and delivery of its products. The Company estimates profit on these contracts as the difference between total estimated revenues and total estimated costs at completion (EAC) and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. EAC’s are estimated using historical actual margins as a percentage of revenue, applied to open jobs. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as payroll taxes, employee benefits, equipment rental, indirect labor, rent, workers’ compensation insurance, utilities, and shop supplies. General operating, selling, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

As of December 31, 2024, the Company had $375.8 million of remaining performance obligations. The Company expects to recognize approximately 58.4% of the remaining performance obligations as revenue in 2025, 21.3% in 2026, and 20.3% thereafter.

The nature of Company’s business can give rise to significant contract modifications, which can impact performance obligations and transaction price. Management considers revenue recognizable on contract modifications that have not yet been formerly approved, but for which approval is considered perfunctory.

The timing of Company billings is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when products are provided. Billing can occur prior to revenue recognition, resulting in deferred revenue or subsequent to revenue recognition, resulting in unbilled revenue. The asset, “contract assets” represents revenues recognized in excess of amounts billed. These contract assets are not considered a significant financing component of the Company’s contracts as the payment terms are intended to protect the customer in the event the Company does not fulfill its obligations under the contract. The liability, “contract liabilities” represents amounts billed in excess of revenues recognized. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

The following table summarizes our contract assets and liabilities:

	As of December 31,
	2024	2023	2022
Accounts Receivable	$55,219,869	$50,597,096	$47,594,184
Contract Assets	$107,221,568	$89,184,472	$61,319,494
Contract Liabilities	$29,867,692	$36,074,449	$16,068,855

Changes in contract asset and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the years ended December 31, 2024, 2023 and 2022 was not material. Changes in contract assets and contract liabilities were as follows:

	As of December 31,
	2024	2023
Contract Assets, Beginning of Period	89,184,472	61,319,494
Contract assets recorded during the year	96,431,940	78,397,686
Reclassified to accounts receivable during the year	(78,394,844)	(50,532,708)
Contract Assets, End of Period	107,221,568	89,184,472

	As of December 31,
	2024	2023
Contract Liabilities, Beginning of Period	36,074,449	16,068,855
Customer Advances Received or Billed	19,913,247	35,180,921
Recognition of Unearned Revenue	(26,120,004)	(15,175,327)
Contract Liabilities, End of Period	29,867,692	36,074,449

The Company’s contracts with customers relate to the design, manufacturing and delivery of its products in the following markets:

•
Hypersonics and Strategic Missile Defense – Hypersonic missiles, large diameter missile deterrent technologies and intercontinental strategic missile defense systems
•
Space and Launch – Traditional and new space launch rocket systems, space capsules, vehicles and payloads
•
Tactical Missile and Integrated Defense Systems – Precision guided missiles, small diameter rocket and missile technologies and integrated defense systems

Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

The following table presents our revenue disaggregated into markets as of December 31, 2024, 2023 and 2022:

	2024	Mix
Hypersonics & Strategic Missile Defense	$114,593,971	33.2%
Space & Launch	115,036,292	33.3%
Tactical Missile & Integrated Defense Systems	115,620,801	33.5%
Total Revenue	$345,251,064	100.0%

	2023	Mix
Hypersonics & Strategic Missile Defense	$100,093,421	35.7%
Space & Launch	94,642,721	33.7%
Tactical Missile & Integrated Defense Systems	85,969,428	30.6%
Total Revenue	$280,705,570	100.0%

	2022	Mix
Hypersonics & Strategic Missile Defense	$72,295,636	31.9%
Space & Launch	79,663,749	35.2%
Tactical Missile & Integrated Defense Systems	74,350,914	32.9%
Total Revenue	$226,310,299	100.0%

Revenue growth by market is presented in the tables below:

	2024	2023	Change
Hypersonics & Strategic Missile Defense	$114,593,971	$100,093,421	14.5%
Space & Launch	115,036,292	94,642,721	21.5%
Tactical Missile & Integrated Defense Systems	115,620,801	85,969,428	34.5%
Total Revenue	$345,251,064	$280,705,570	23.0%

	2023	2022	Change
Hypersonics & Strategic Missile Defense	$100,093,421	$72,295,636	38.5%
Space & Launch	94,642,721	79,663,749	18.8%
Tactical Missile & Integrated Defense Systems	85,969,428	74,350,914	15.6%
Total Revenue	$280,705,570	$226,310,299	24.0%

Contract Estimates and Modifications

The Company recognizes changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the consolidated statements of operations in the period in which it is identified.

A contract modification exists when the parties to a contract agree to a change in the scope and/or price of a contract. Contracts are often modified for changes in contract specifications or requirements. Most of the Company’s contract modifications are for goods that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligation through a cumulative catch-up adjustment.

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. The Company recognizes raw materials within inventory. As of December 31, 2024, the balance of raw materials and work in progress was $9,485,315 and $398,061, respectively, and as of December 31, 2023, inventory consisted entirely of raw materials of $9,839,569.

Prepaid and other current assets

Within prepaid and other current assets, the Company recognizes prepaid expenses for prepayments for goods that are expected to be consumed within 12 months.

The following table summarizes our prepaid and other current assets:

	As of December 31,
	2024	2023
Deferred offering costs	$12,202,227	$-
Other prepaid and current assets	5,653,754	2,618,450
Prepaid and other current assets	$17,855,981	$2,618,450

Investments

The Company accounts for its investments in securities under the provisions of FASB ASC Topic 320, Investments in Debt Securities and FASB ASC Topic 321, Investments in Equity Securities. Topic 320 requires that management determines the appropriate classification of securities at the date individual investment securities are acquired, and that the appropriateness of such classifications be reassessed at each balance sheet date.

Accounts Receivable and Credit Loss Reserves

Accounts receivable are comprised of unsecured amounts due from customers and presented net of any allowance for credit losses. In 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as Current Expected Credit Losses (CECL). In consideration of the new standard, management has implemented a new methodology to recognize estimated losses on accounts receivable when created. Under the new methodology all accounts receivable balances 180 days beyond the contractual due date will be reserved at 50% and balances one year beyond the contractual due date will be reserved at 100%. For contract assets, the Company establishes a reserve for contract assets when a job exceeds a certain length of inactivity unless there is persuasive evidence the balance will still be recoverable.

Management will also continue to evaluate specific balances and, if facts and circumstances indicate they may be impaired, will record an allowance for the estimated losses. The adoption of CECL did not have a material impact on the Company’s financial statements. Accordingly, prior year reported financial results and disclosures have not been restated. A cumulative effect adjustment was recorded to beginning retained earnings as of January 1, 2023, as required under the modified retrospective adoption method, but this adjustment was not material to the consolidated financial statements. Expected credit losses are written off in the period in which the financial asset is no longer recoverable. Total write offs are immaterial to the consolidated financial statements.

The following table summarizes our allowance for credit losses:

	2024	2023
Allowance for Credit Losses, Beginning Balance	$(1,039,077)	$(20,338)
Bad Debt Expense	(267,869)	(1,039,077)
Write Offs	595,163	20,338
Allowance for Credit Losses, Ending Balance	$(711,783)	$(1,039,077)

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight- line method over the assets’ estimated useful lives which range from 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective asset. Expenditures for repairs are expensed as incurred and major additions, renewals, and betterments are capitalized in the consolidated balance sheets. The costs and accumulated depreciation of assets retired or disposed are removed from the assets and related accumulated depreciation accounts, and gains or losses associated with the retirement or disposal are included in other income (expense) in the Company’s statements of operations.

Lease Obligations

Under the provisions of ASC 842, the Company has both finance and operating leases. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use (ROU) assets represent the right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The Company has recorded both a right-of-use asset for each applicable lease and an associated liability for the right to use the asset and the obligation for future lease payments. Separate ROU assets and liabilities have been recorded for finance and operating leases. ROUs for both lease categories are included in ROU asset on the financial statements. The Company has elected not to recognize an ROU asset and lease liability for leases with terms of 12 months or less.

Liabilities for both finance and operating leases are included in their respective short-term lease liabilities for amounts due within one year and in noncurrent lease liabilities, net of current portion for remaining amounts due. ROU calculations include management’s assessment of the probability of exercise of lease extensions ranging from 1 to 18 years. No leases include variable lease payments.

The Company evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease ROU assets and liabilities were recognized based on the present value of the remaining lease payments over the lease term. When the Company's lease did not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The Company used the implicit rate when readily determinable. The operating lease ROU asset excludes lease incentives. When the Company is reasonable certain that it will exercise the options to extend or terminate a lease, the extended or shortened periods is factored into the recognized lease terms. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. When applicable, lease payments are allocated between lease and non-lease components. For all types of leases, non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.

Other current liabilities

Within other current liabilities, the Company recognizes certain accrued expenses and liabilities due within 12 months. The following table summarizes our other current liabilities:

	As of December 31,
	2024	2023
Accrued offering costs	$11,719,585	$-
Other accrued expenses and current liabilities	767,467	6,044,210
Other current liabilities	$12,487,052	$6,044,210

Goodwill

Goodwill is the excess of the consideration transferred over the fair value of the acquired assets and assumed liabilities in a business combination. Goodwill is allocated to the Company’s single reporting unit and tested for impairment annually. In evaluating goodwill for impairment, the Company may first assess the qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.

Alternatively, the Company may bypass the qualitative assessment and apply the quantitative impairment test to determine whether the carrying value of the reporting unit exceeds the fair value of the reporting unit.

Quantitative assessments of fair value rely upon various valuation methods, including market-based valuation methods or income-based valuation methods. These assessments require significant assumptions including projected growth rates, profitability margins and discount rates, which are subject to variability year over year and are impacted by market and industry conditions.

Intangible Assets

Intangible assets consist of customer relationships, customer production backlog, patents and know-how. Useful lives of amortized intangible assets are estimated based on the nature of the asset and the pattern in which the economic benefits of the assets are consumed. If a pattern of economic benefit cannot be reliably determined or if a straight-line amortization approximates the pattern of economic benefit, straight line amortization is used. Intangible assets are amortized to cost of sales or depreciation and amortization expense within operating expenses on a straight-line basis over the applicable useful lives.

Intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test compares carrying values of the reporting unit and indefinite-lived intangible assets to their estimated fair values. If the carrying value exceeds the fair value, then the carrying value is reduced to fair value. In testing our reporting unit and indefinite-lived intangible assets for impairment, we may perform both qualitative and quantitative assessments. For the quantitative assessments of indefinite-lived intangible assets, fair value is primarily based on the relief from royalty method. These quantitative assessments incorporate significant assumptions that include sales growth rates, projected operating profit, terminal growth rates, discount rates, royalty rates, and comparable multiples from publicly traded companies in our industry. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including amortized intangible assets, whenever changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flow. If the expected undiscounted future cash flows are less than the carrying value, a write-down would be recorded to reduce the carrying value to its estimated fair value. There was no impairment of long-lived assets during the years ended December 31, 2024, 2023 and 2022.

Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Accordingly, due to the many variables inherent in developing the estimates used in our impairment analyses, differences in assumptions may have a material effect on the results of those impairment analyses.

Income Taxes

The Company is not a taxable entity for federal or state income tax purposes, with the exception of its AMRO, AAE, and Systima subsidiaries. Those subsidiaries are taxed separately and are liable for income taxes on their results of operations. Income taxes on the Company’s, RMS’s, and AEC’s operations are borne by the Parent’s members in proportion to their membership interests.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (DTAs) and deferred tax liabilities (DTLs) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If it is determined that the Company would be able to realize its DTAs in the future in excess of their net recorded amount, an adjustment to the DTA valuation allowance would be necessary, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it’s determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and the revolving line of credit. Carrying amounts approximate their fair values due to their short-term nature. The Company’s financial instruments also include notes payable. The fair value of the notes payable is estimated based on current rates offered for notes of similar terms, risks, and maturities and approximates the carrying value.

Concentration of Credit Risk

Revenue from a few customers will typically represent a significant portion of the Company’s total revenue in any given fiscal year.

For the year ended December 31, 2024, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 27.8%, 11.9% and 11.1% of the Company’s total revenues during the year.

For the year ended December 31, 2023, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 23.5%, 16.4% and 15.3% of the Company’s total revenues during the year.

For the year ended December 31, 2022, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 20.6%, 18.6% and 16.8% of the Company’s total revenues during the year.

As of December 31, 2024, these three customers accounted for 51.0% of accounts receivable. As of December 31, 2023, these three customers accounted for 58.7% of accounts receivable.

One supplier accounted approximately 19.6% of accounts payable as of December 31, 2024. One supplier accounted for approximately 37.5% of accounts payable as of December 31, 2023.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are insignificant for the years ended December 31, 2024, 2023 and 2022, respectively.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Under the fair value provisions, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period.

Net Income (Loss) Per Common Unit

The Company uses the two-class method in calculating earnings per unit when it issues securities other than common units that contractually entitle the holder to participate in distributions and earnings of the Company. The Company has issued Profit Interest

Units (PIUs) in the form of Class P LLC Membership Units (“P Units”) that, once vested, participate in its distributions and earnings after the common units receive their return of capital plus a specified threshold amount. As neither the Company’s undistributed or distributed earnings have exceeded the P Units’ thresholds for any periods presented, no earnings were allocated to the P Units in the computation of basic and diluted earnings per unit.

The Company presents both basic and diluted earnings per unit amounts. Basic earnings per unit is computed by dividing the net income attributable to common units by the weighted-average number of units outstanding during the period.

Diluted earnings per unit represents net income divided by the weighted-average number of units outstanding, inclusive of the effect of dilutive units and contingently issuable units. For the years ended December 31, 2024, 2023 and 2022, the Company had no potentially dilutive securities.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company has adopted this ASU and has included the required disclosures within these financial statements. See Note 13, Segment Reporting for additional information.

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for all non-emerging growth public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. On January 1, 2024, the Company adopted ASU 2022-03. The standard did not have any material impact on the Company’s financial position, results of operations or cash flows. The Company has updated its fair value measurement policies to exclude the effects of contractual sale restrictions and has included the required disclosures in the Notes to the consolidated financial statements.

In October 2021, FASB issued ASU 2021-08, ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. This ASU is effective for all non-emerging growth public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. On January 1, 2024, the Company adopted ASU 2021-08. The standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 is effective beginning as of January 2022. The adoption did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for emerging growth company in annual periods beginning in calendar-year 2027. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. The Company is assessing the effect of the new rules on our consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements-Amendments to Remove References to the Concepts Statements”, which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2026.

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update clarifies the scope of “Profit Interest” and similar awards and adds an illustrative example to the existing ASC 718 standard that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for interim and annual financial statements not yet issued or made available for issuance. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or (2) modified on or after the date at which the entity first applies the amendments. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact and will adopt this standard in its 2025 financial statements.

In 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, for a limited period of time, adds ASC 848 to GAAP providing entities with certain practical expedients and exceptions from applying modification accounting if certain criteria are met. The guidance in ASC 848 was initially codified with a sunset date of December 31, 2022. However, such was subsequently deferred through December 31, 2024, as a result of ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company is evaluating the potential impact to the financial statements of adopting this standard.

Investments and Fair Value Measurements

The Company applies the provisions under ASC 820, Fair Value Measurements, for financial assets and liabilities that are remeasured and reported at fair value each reporting period, and for nonfinancial assets and liabilities that are remeasured and reported at fair value on a nonrecurring basis. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Where quoted market prices for identical assets and liabilities are available in active markets, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include exchange traded securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, but are based on other observable inputs, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and would generally be classified within Level 2 of the valuation hierarchy. Level 3 securities are securities where the inputs to the valuation methodology are unobservable inputs based on best estimates of inputs market participants that would be used in pricing the asset or liability as of the measurement date, including assumptions about risk. There were no transfers between Level 1, Level 2, or Level 3 for the years ended December 31, 2024 or December 31, 2023.

Level 3 fair value methodologies were used in the calculation of contingent consideration. The Company’s contingent consideration liability is primarily determined based on the achievement of certain negotiated financial performance targets considered to be Level 3 inputs. As of December 31, 2023, the Company had contingent consideration of $750,000 related to earn-outs attributable to the 2020 AEC acquisition included in other long-term liabilities. The fair value of the contingent consideration liability related to the AEC acquisition was determined using a Monte-Carlo simulation model. An additional $1,000,000 in liabilities related to the 2022 purchase of patents from Cornerstone Research Group included in accrued expenses as of December 31, 2023.

As of December 31, 2024 contingent consideration related to the AEC acquisition was reduced to $0 and liabilities related to the purchase of patents was also reduced to $0 due to payments made during the current year. There were no other changes to the fair value of these liabilities during the year ended December 31, 2024.

Available-for-sale securities are immaterial to the consolidated financial statements.

3.
Property and Equipment

Property and equipment consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Machinery and equipment (7-10 year assets)	$59,668,901	$49,923,631
Vehicles (5 year assets)	48,009	11,586
Office furniture and equipment (5-7 year assets)	1,253,631	1,191,517
Computer systems (3 year assets)	2,531,802	2,203,788
Leasehold improvements (life tied to lease duration)	14,201,253	12,209,712
Construction in process	10,128,819	3,991,093
Total property and equipment	87,832,415	69,531,327
Less accumulated depreciation	(26,952,253)	(17,702,707)
Property and equipment, net	$60,880,162	$51,828,620

The Company’s construction in process consists of costs to purchase, construct, deliver and prepare an asset for its intended use. Assets recorded in construction in process are not depreciated. Once these assets are ready to be placed into service, they are transferred from construction in process to the appropriate fixed asset account and depreciation of these assets will begin the first day of the month following the in-service date.

Depreciation expense associated with property and equipment amounted to $9,630,222 for the years ended December 31, 2024, $7,808,066 for the years ended December 31, 2023 and $5,369,512 for the years ended December 31, 2022.

4.
Asset Acquisitions

On June 7, 2022, the Company entered into an Asset Purchase Agreement (the “Agreement”) whereby certain assets including equipment, inventory, and intellectual property of Cornerstone Research Group, Incorporated were acquired by Systima Technologies, Inc., a wholly-owned subsidiary of the Company. The acquisition met the requirements to be considered an asset acquisition under US GAAP. Accordingly, the acquisition was accounted for using the cost accumulation method, as prescribed in ASC 805. The cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The initial payment was equal to $2,000,000, offset by minor adjustments including Seller Equipment Indebtedness payoff amounts and Seller transaction expenses. Seller is also entitled to four additional payments of $1,000,000 pending the completion of milestone events as described in the purchase agreement, as well as royalty payments up to 5% of net revenue each quarter for ten years following the closing date, not to exceed a maximum of $15,000,000. Net revenue is defined in the purchase agreement as costs required to produce specified compounds multiplied by 120%. In 2023, the Company made payments of $3,000,000 related to the completion of three milestone events, as well as immaterial royalty payments. In 2024, the Company made payments of $800,000 related to the completion of three milestone events, as well as immaterial royalty payments.

Below is a summary of the intangible assets acquired in the asset acquisition:

Intangible Asset	Acquisition Date Fair Value	Estimated Life (Years)
Patents	$2,722,000	9.0
Know-How	2,286,000	10.0
Total Intangible Assets Acquired	$5,008,000

The fair value of the patents and know-how intangible assets are determined utilizing the relief from royalty method. Intangible assets acquired are being amortized over their respective estimated useful life. During the years ended December 31, 2024, 2023 and 2022, the Company has recorded amortization on these intangibles of $531,044, $531,044, and $296,500, respectively.

5.
Business Combination

On February 16, 2024 (the “Acquisition Date” or “Closing”), the Company acquired 100% of the equity interests of Rapid Machining Solutions - Wolcott Design Services (RMS) pursuant to the terms of a Securities Purchase Agreement (the “Agreement”) in exchange for cash consideration (the “Acquisition”). The primary purpose of the business combination was to create synergies based on RMS’s expertise in Aviation and Aerospace industry and expand the Company’s design and manufacturing capabilities.

The Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The Acquisition was accounted for using the acquisition method of accounting. To fund the business combination, the Company increased its TCW Term Note by $35,000,000. The fair value of the total purchase consideration transferred was $31,334,151 in cash. The Acquisition does not have any contingent consideration arrangements.

The Company also incurred $1,605,420 of direct acquisition-related expenses, recognized as general, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

The following table sets forth the estimated fair values of the assets acquired, and liabilities assumed in connection with the Acquisition:

Assets Acquired	Total Amount
Cash and cash equivalents	$43,712
Accounts receivable	2,312,288
Prepaid expenses	5,051
Inventory	828,115
Property plant and equipment	2,987,210
Customer backlogs	5,300,000
Customer relationships	13,000,000
Right of use lease assets	347,485
Total assets acquired	$24,823,861

Accounts payable	857,317
Accrued liabilities	157,181
Lease liabilities, current	11,447
Lease liabilities, non-current	336,038
Total liabilities assumed	$1,361,983

Goodwill	$7,872,273
Fair Value of Consideration	$31,334,151

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the Acquisition:

Intangible Asset	Acquisition Date Fair Value	Estimated Life (Years)
Customer Backlog	$5,300,000	2.5
Customer Relationships	$13,000,000	16.0

The fair value for both the customer backlog and the customer relationships were determined using the multi-period excess earnings method (“MPEEM”). This method reflects the present value of the operating cash flows generated by the intangible assets after considering the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. In total, the intangible assets acquired subject to amortization have a weighted average life of 12.1 years.

Since the Acquisition Date through December 31, 2024, RMS revenues and net income were $11,692,260 and $1,658,060, respectively. Supplemental unaudited pro forma financial information is not presented as the historical financial information of RMS for the year ended December 31, 2023 would be impractical to prepare under public company accounting standards, and the results of RMS are substantially smaller than those of the Company.

6.
Goodwill and Intangibles

The Company completed the annual goodwill impairment testing in the fourth quarter of 2024 and 2023 and determined that no adjustments to the carrying value of goodwill were necessary. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the years ended December 31, 2024, 2023 and 2022, the Company had one reporting unit for goodwill impairment testing purposes. For the impairment testing in the fourth quarter of 2024, the Company elected to bypass the qualitative assessment and performed a quantitative goodwill impairment test (Step 1), as permitted under ASC 350, which also indicated that the fair value of the reporting unit exceeded its carrying amount, and no impairment charge was recognized. For the impairment testing in the fourth quarter of 2023, the Company assessed the reporting unit using qualitative factors to determine whether it was more likely than not that the reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.

The Company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact our significant assumptions used in testing goodwill, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market, and macro-economic conditions. It is possible that future changes in such circumstances, or in the inputs and assumptions used in estimating the fair value of our reporting units, could require the Company to record a non-cash impairment charge. The Company recorded no impairment losses during the years ended December 31, 2024, 2023 and 2022.

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
Balance at January 1, 2023	$217,273,414
Acquisitions	—
Impairments	—
Balance at December 31, 2023	217,273,414
Acquisitions	7,872,274
Impairments	—
Balance at December 31, 2024	$225,145,688

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets:

		Years Ended December 31,
		2024			2023
	Estimated Useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	9 years	$2,722,000	$(773,754)	$1,948,246	$2,722,000	$(471,309)	$2,250,691
Know-How	10 years	2,286,000	(584,835)	1,701,165	2,286,000	(356,235)	1,929,765
Customer Backlogs	0.6-2.5 years	38,750,000	(35,301,956)	3,448,044	33,450,000	(33,450,000)	—
Customer Relationships	13-19 years	255,600,000	(53,744,772)	201,855,228	242,600,000	(39,223,584)	203,376,416
Total Intangible Assets		$299,358,000	$(90,405,317)	$208,952,683	$281,058,000	$(73,501,128)	$207,556,872

Amortization expense amounted to $16,920,595, $14,405,904 and $24,855,801 for the years ended December 31, 2024, 2023 and 2022, respectively. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 15.9 years. The table below summarizes the annual amortization expense of the Company for the next five years:

2025	$17,338,464
2026	16,546,510
2027	15,218,464
2028	15,218,464
2029	15,218,464
Thereafter	129,412,317
Total	$208,952,683

7.
Debt

Notes Payable

The Company’s Notes Payable consisted of the following as of December 31, 2024 and 2023:

	As of December 31
	2024	2023
TCW Term Note	$326,661,681	$300,786,683
7.5% Seller Note	10,452,997	7,894,852
Total Notes Payable	337,114,678	308,681,535
Issuance costs	(3,054,672)	(4,393,412)
Subtotal	334,060,006	304,288,123
Less: current portion of Notes Payable	(7,139,585)	(6,264,585)
Long-term Notes Payable	326,920,421	298,023,538

The Company has a term note payable under the TCW Credit Agreement (the “TCW Term Note”). The TCW Term Note was used to consolidate debt and finance the Company’s historical acquisitions. The note was issued in December 2020 with an original maturity date of December 2025. On February 16, 2024, the Company increased its TCW Term Note by $35,000,000 to fund the acquisition of RMS and related closing costs. All other terms of the credit agreement are unchanged.

The TCW Term Note carries variable interest payments based on specified benchmark reference rates. Interest rates were 11.01% and 12.55% as of December 31, 2024 and 2023, respectively.

The TCW Term Note has financial covenants such as total leverage ratios and fixed charge coverage ratios, which apply for any consecutive twelve fiscal months. As of December 31, 2024 and 2023, the Company maintained all leverage ratios and fixed charge coverage ratios. A prepayment penalty on any principal amounts repaid prior to maturity will expire in April 2025. The TCW Term Note has mandatory quarterly principal repayments of $2,062,500. Upon achieving certain measurements of cash flows, the Company is required to use the cash to repay principal amounts of the TCW Term Note. Optional principal repayments above certain minimum cash thresholds are also permitted. As of December 31, 2024 and 2023, no optional principal repayments have been made.

In the first quarter of 2025, the Company extended the final maturity date of the TCW Term Note to April 2026 and extinguished the TCW Term Note using the proceeds of the new Citi Credit Agreement. See Note 16, Subsequent Events for additional information.

The Company holds a note payable to one of the sellers (the “Seller Note”) from the June 25, 2021 acquisition for $6,554,847. The note bears interest at 7.5% and is capitalized annually on the anniversary date of the acquisition. The outstanding principal and interest balance as of December 31, 2024 and 2023 was $10,452,997 and $7,894,852, respectively. The note plus all capitalized interest amounts is due and payable March 22, 2026. Total principal and capitalized interest expected to be paid is $9,269,172.

Principal repayment requirements on the notes payable as of December 31, 2024 consisted of the following:

Years Ending December 31,	Amount
2025	$9,125,000
2026	327,989,678
2027	—
2028	—
2029	—
Total	337,114,678
Debt issuance costs	(3,054,672)
Notes payable net of debt issuance costs	$334,060,006

Revolving Line of Credit

The Company has a revolving line of credit under the TCW Credit Agreement to provide for working capital needs. This line of credit had an initial borrowing limit of $20,000,000 and expiration date in December 2025, which is the date the principal amounts are due. On December 27, 2024, the Company increased the borrowing limit of its revolving line of credit from $20,000,000 to

$25,000,000 and borrowed an additional $5,000,000 in cash net of financing expenses of $100,000. All other terms of the credit agreement are unchanged. Amounts outstanding were $25,000,000 and $20,000,000 as of December 31, 2024 and 2023, respectively.

The Company’s revolving line of credit carries variable interest payments based on specified benchmark reference rates. Borrowings under the line of credit bear interest based on the Secured Overnight Financing Rate (SOFR) and the Company’s leverage ratio. Interest rates were 11.01% and 12.55% as of December 31, 2024 and 2023, respectively.

The revolving line of credit has financial covenants such as total leverage ratios and fixed charge coverage ratios, which apply for any consecutive twelve fiscal months. As of December 31, 2024 and 2023, the Company maintained all leverage ratios and fixed charge coverage ratios. Depending on the amount of cash generated from operations, disposition of assets, or sale of operation, the Company is required to use certain excess amounts to repay the outstanding principal balance of the revolving credit line. Additionally, optional principal repayments above certain minimum cash thresholds are also permitted. Debt repayment can be made before the due date without penalties.

In January 2025, the Company extended the final maturity date of the revolving line of credit to March 2026. See Note 16, Subsequent Events for additional information.

Total interest expense related to the revolving line of credit, finance leases (Note 8) and notes payable amounted to $50,888,814, $48,115,589 and $37,610,154 for the years ended December 31, 2024, 2023 and 2022, respectively. Through December 31, 2024, debt origination fees related to the Term Note were $10,889,575, which are being amortized over the life of the loan using the straight-line method, as the difference between use of the effective interest and straight-line method is not material. Amortization of debt origination fees, related to the Term Note, of $2,301,239, $1,985,413 and $1,985,415 were recorded as part of interest expense for the years ended December 31, 2024, 2023 and 2022, respectively.

No accrued interest was recorded under the revolving line of credit and the TCW Term Note as of both December 31, 2024 and 2023.

On April 1, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the TCW Credit Agreement. This transaction resulted in the extinguishment of the aforementioned facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030.

8.
Lease Obligations

The Company has certain property leases, with former owners and members for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $11,281,976, $6,221,525 and $6,024,177 for the years ended December 31, 2024, 2023 and 2022. The Company has month-to-month rentals and other short-term leases, which are expensed as incurred. Expenses associated with short term leases were $581,733, $426,415 and $1,056,490 for the years ended December 31, 2024, 2023 and 2022, respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Finance lease expense
Amortization of ROU assets	$6,245,535	$4,763,656	$4,527,210
Interest on lease liabilities	6,729,126	$5,470,425	$5,407,279
Operating lease expense	1,772,450	$1,676,970	$1,191,998
Total	$14,747,111	$11,911,051	$11,126,487

Amortization of ROU assets are included in the depreciation and amortization expense line of the Consolidated Statements of Operations.

On a consolidated basis, supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023	2022
Operating cash flows from finance leases	$6,609,802	$5,386,787	$5,426,631
Financing cash flows from finance leases	$2,868,896	$1,532,011	$1,095,868
Operating cash flows from operating leases	$1,804,278	$1,455,186	$925,256
ROU assets obtained in exchange for new finance lease liabilities	$7,077,736	$7,711,985	$2,061,241
ROU assets obtained in exchange for new operating lease liabilities	$885,214	$2,801,902	$295,044
Weighted-average remaining lease term in years for finance leases	13.75	15.00	16.87
Weighted-average remaining lease term in years for operating leases	6.16	6.94	8.83
Weighted-average discount rate for finance leases	8.42%	7.88%	7.51%
Weighted-average discount rate for operating leases	9.52%	8.97%	7.54%

On a consolidated basis, maturities of lease liabilities are as follows:

Year ending December 31,	Finance Lease	Operating Lease	Total
2025	$10,637,960	$2,111,008	$12,748,968
2026	10,756,725	1,709,330	12,466,055
2027	10,909,616	1,724,830	12,634,446
2028	10,936,181	1,353,031	12,289,212
2029	9,286,319	394,546	9,680,865
Thereafter	89,595,197	1,791,426	91,386,623
Total undiscounted cash flows	142,121,998	9,084,171	151,206,169
Less: present value discount	(60,184,569)	(2,213,710)	(62,398,279)
Total lease liabilities	$81,937,429	$6,870,461	$88,807,890

9.
Retirement Plans

Employee Benefit Plan

The Company maintains 401(k) Plans for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. There were contributions of $2,615,206, $1,629,089 and $477,120 made to the plans during the years ended December 31, 2024, December 31, 2023 and 2022, respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the consolidated statement of operations and comprehensive income (loss), depending on the nature of the employee’s work.

Nonqualified Deferred Compensation Plan

The Company implemented a nonqualified deferred compensation plan (the Deferred Plan) under which a select group of management may make voluntary contributions that defer a portion of their compensation up to the maximum dollar amount under Section 409A of the Internal Revenue Code (IRC). The assets of the plan are the legal assets of the Company until they are distributed to the participants, and, therefore, the plan assets and a corresponding liability are reported on the accompanying consolidated balance sheets. Amounts owed to plan participants are unsecured obligations of the Company. The Company has established a rabbi trust in which it will make contributions to fund its obligations under the Deferred Plan. Pursuant to the terms of the trust, the Company will be required to make contributions each year to fully match its obligations under the Deferred Plan. The trust’s funds are invested in corporate owned life insurance (COLI) and the Company plans to hold the policies until the death of the insured.

The Company’s investments in COLI policies totaled $882,339 and $816,280 as of December 31, 2024 and 2023, respectively. There are no significant actuarial assumptions that affect the values of the Deferred Plan and given the limited number of participants, the impacts of the Deferred Plan are not material to the Company’s financial statements.

10.
Membership Units

The Company has issued membership units both in conjunction with purchases of subsidiaries and to reflect further investment in the Company’s operations. The Company has issued Class A, Class B, and Class C units with substantially identical rights, privileges and liquidation preferences. No member shall be liable for the debts, liabilities or obligations of the Company beyond the member’s contributions. The Company has an employee receivable which is secured by the Company’s units, with an employee who was also a manager of the Company (but no longer was a manager as of the completion of the Company’s initial public offering). The receivable is accounted for as a component of members’ equity totaling $1,318,907 as of December 31, 2024 and 2023, respectively. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of TCFIII Spaceco Holdings LLC, all Membership Units entitle unitholders to share in the proceeds from capital transactions, including a sale of the Company, and grant them voting rights on matters requiring the consent of Members. The following table summarizes membership units issued as of December 31, 2024 and 2023:

	Class A Units	Class B Units	Class C Units	Total
December 31, 2022	19,000,000	34,767,188	113,190,422	166,957,610
Additional units issued	—	—	—	—
Units redeemed	—	(225,624)	(14,850)	(240,474)
Other adjustments	—	(1,400,121)	1,420,310	20,189
December 31, 2023	19,000,000	33,141,443	114,595,882	166,737,325
Additional units issued	—	—	—	—
Units redeemed	—	—	—	—
Other adjustments	—	—	—	—
December 31, 2024	19,000,000	33,141,443	114,595,882	166,737,325

11.
Share-Based Compensation

Effective July 29, 2023 and July 29, 2022 the Company through Spaceco Management Equity LLC (the “Management Company”) under the Spaceco Management Equity LLC Equity Incentive Plan (the "Equity Incentive Plan"), granted P Units to certain employees of the Company and its subsidiaries, in exchange for their services to the Company. Management Company has an economic interest in the Company, but no other interests or business operations other than issuing P Units directly to management employees on behalf of the Company.

The accounting for grants of P Units by the Company to Management Company and Management Company’s contemporaneous issuance of P Units to individual Company employees represents a distribution from the Company immediately followed by a contribution from Management Company, which together would have no financial statement impact.

As a result of the above, the Company refers to P Units issued to Management Company as though the Company had issued P Units directly to the employee.

The P Units entitle the holder to receive cash distributions from the Company, including, but not limited to upon a sale or change in control of the Company, provided that the proceeds received exceed the defined threshold value in the individual award agreements. Vesting is dependent on service-based and performance-based vesting conditions, as discussed in further detail below.

The total P Units authorized is 18,526,369, of which 18,063,207 are issued and outstanding as of December 31, 2024 and 2023. 463,162 units are unallocated as of December 31, 2024 and 2023.

The P Units are subject to time-based vesting conditions (Time-Based Units). The Time-Based Units generally vest over 5 years with 20% vesting at each annual vesting date. In some cases, the Company recognizes expense as of the grant date for the portion of an award that is legally vested on the grant date as a result of years of service performed prior to the grant date. Time-Based Units are also subject to an accelerated vesting upon a change of control event, which includes an initial public offering. A corporate conversion will cause all P units to be converted into new shares of the Company based upon the fair market value of the P Units immediately prior to such conversion.

The Company records compensation cost for Time-Based Units over the requisite service period using the straight-line method.

The P Units are equity-classified and the Company has made a policy election to account for forfeitures as they occur. The Company estimates grant date fair value using a Black-Scholes Option Pricing Model. The following assumptions were used for the determination of grant date fair value for the P Units granted during the years ended December 31, 2023 and 2022. There were no grants of P Units during the year ended December 31, 2024.

	For the Year Ended December 31,
	2023	2022
Risk-free interest rate	4.5%	2.8%
Expected volatility	40.0%	60.0%
Expected term (in years)	2.9	2.9
Threshold value	$470,186,054	$440,367,293

Because the Company was not publicly traded, expected volatility was calculated using the historical volatilities of similar, publicly traded companies.

A summary of the Company’s vested and nonvested Incentive Units for the years ended December 31, 2024 and year ended December 31, 2023 is presented below:

	P Units	Weighted Average Grant- Date Fair Value
Nonvested units as of January 1, 2023	9,295,286	$0.25
Granted	4,655,673	$0.42
Vested	(4,131,986)	$0.27
Forfeited	(926,318)	$0.25
Nonvested units at December 31, 2023	8,892,655	$0.31
Granted	—	—
Vested	(3,797,905)	$0.28
Forfeited	—	—
Nonvested units at December 31, 2024	5,094,750	$0.32

Compensation cost related to the P Units is recognized in general and administrative expenses in the Consolidated Statement of Operations. The Company expensed $993,143, $1,291,244 and $1,603,000 during the years ended December 31, 2024, December 31, 2023 and 2022, respectively.

As of December 31, 2024, there was $1,410,087 of unrecognized compensation expense related to the unvested P Units. The unrecognized compensation cost associated with the P Units is expected to be recognized over a weighted-average period of 1.08 years. In connection with the Company’s IPO in February 2025, all unrecognized compensation expense related to the P Units was recognized as expense subsequently.

Phantom Plan

On September 23, 2024 the Company adopted a Transaction Bonuses plan (the “Phantom Plan”), pursuant to which the Company granted Phantom Units through Management Company to select employees providing services to the Company and/or its subsidiaries.

The Phantom Units are subject to service and performance-based vesting conditions. The Phantom Units are entitled to payment if the recipient is employed in the period in which a distribution event to P Unit holders, such as a change in control, initial public offering or liquidation event is consummated. The Phantom Units are not entitled to any payments until a distribution to the Company’s unitholders in excess of the $470,186,054 threshold value occurs. The Company does not recognize any compensation cost for Phantom Units as these events are not considered probable, until the event actually occurs.

The Company estimates grant date fair value using a Black-Scholes Option Pricing Model and probability weighted expected returns for various exit scenarios. The following assumptions were used for the determination of grant date fair value for the Phantom Units granted during the year ended December 31, 2024.

For the Year Ended December 31,
2024
Risk-free interest rate	3.5%
Expected volatility	30.0%-32.5%
Expected term (in years)	0.5 to 2.7
Threshold value	$470,186,054

A summary of the Phantom Unit activity during the year ended December 31, 2024, is shown below (fair value is a weighted average per unit).

	Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested units as of January 1, 2024	—	—
Granted	463,162	$3.04
Vested	—	—
Forfeited	—	—
Nonvested units at December 31, 2024	463,162	$3.04

As of December 31, 2024, there was $1,408,012 of unrecognized compensation expense related to the unvested Phantom Units. No compensation expense was recognized for the year ended December 31, 2024 as the payment to Phantom unitholders is contingent upon future events that are not probable. In connection with the Company’s IPO in February 2025, the Phantom Units were settled for $6,571,829, which was recognized as share-based compensation expense subsequently.

12.
Net Income (Loss) Per Common Unit

Net income (loss) per common unit was computed as follows:

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$12,701,039	$4,359,405	$(14,098,619)
Weighted average common units outstanding - basic	166,737,325	166,775,913	159,110,094
Effect of dilutive common units	—	—	—
Weight average common units outstanding - diluted	166,737,325	166,775,913	159,110,094
Net income (loss) per common unit - basic	$0.08	$0.03	$(0.09)
Net income (loss) per common unit - diluted	$0.08	$0.03	$(0.09)

The Company had no potentially dilutive securities in any period presented.

13.
Segment Reporting

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer serves as the CODM, and reviews financial information on an operating segment basis to make operational decisions and assess financial performance. The Company operates as one segment. The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance at a consolidated level and decides how to allocate resources based on consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table summarizes the Company’s revenues, net income (loss) and significant expenses:

	2024	2023	2022
Revenues	$345,251,064	$280,705,570	$226,310,299
Expenses and other items:
Cost of goods sold:
Labor	(95,403,690)	(80,684,155)	(70,835,936)
Materials	(91,807,618)	(75,469,425)	(59,072,777)
Overhead	(17,100,076)	(12,255,696)	(10,948,838)
Depreciation and amortization	(8,828,596)	(6,747,180)	(4,506,464)
Total cost of goods sold	(213,139,980)	(175,156,456)	(145,364,015)
General and administrative expenses	(44,420,816)	(36,623,263)	(30,036,084)
Depreciation and amortization not included in cost of goods sold	(24,130,519)	(20,432,034)	(30,475,370)
Other income (expense)	1,502,156	563,772	(205,604)
Interest expense, net	(50,732,903)	(47,867,005)	(37,500,758)
Income tax provision (benefit)	(1,627,963)	3,168,821	3,172,913
Net income (loss)	$12,701,039	$4,359,405	$(14,098,619)

General and administrative expenses include share-based compensation of $994,143, $1,291,244, and for the years ended December 31, 2024, 2023, and 2022, respectively.

Other income (expense) for the year ended December 31, 2024, and 2023, was $1,502,156 and $563,772, respectively. The increase was primarily attributable to the settlement of a shareholder loan in 2024.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the Consolidated Statement of Cash Flows for the amount of cash paid for capital expenditures.

Interest income during the periods presented is insignificant.

14.
Provision for Income Taxes

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	2024	2023	2022
Current income taxes:
Federal	$10,977,397	$7,752,959	$6,020,545
State	2,160,976	(214,320)	612,750
Total current	13,138,373	7,538,639	6,633,295
Deferred income taxes:
Federal	(10,087,384)	(9,724,360)	(8,669,665)
State	(1,423,026)	(983,100)	(1,136,543)
Total deferred	(11,510,410)	(10,707,460)	(9,806,208)
Provision for income taxes	$1,627,963	$(3,168,821)	$(3,172,913)

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income taxes	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.7%	(3.0)%	0.3%
Rate differential	(3.4)%	(2.3)%	1.7%
Permanent differences and other	1.0%	9.0%	0.3%
Profits interest	1.3%	20.1%	(1.6)%
Research and development tax credits	(5.5)%	(79.2)%	6.6%
Uncertain tax positions	9.8%	11.2%	(2.7)%
Income from passthrough entities	(15.9)%	(87.9)%	(5.2)%
Return to provision(1)	(1.8)%	(155.0)%	(2.0)%
Interest and penalties	4.3%	0.0%	0.0%
Provision for income taxes	11.5%	(266.1)%	18.4%

(1)
The return to provision line item included in the rate reconciliation relates to changes in estimates related to transfer pricing, net costs in excess of billings, research and development tax credits, other deferred tax and income tax payable true-ups

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	2024	2023
Deferred tax assets:
Accrued compensation	672,508	326,517
State income tax	475,455	116,492
Interest expense limitation	13,441,119	9,050,942
Capitalized Research	8,209,091	5,979,218
Lease Liability	20,703,217	20,022,080
Other	647,977	398,395
Total deferred tax assets	44,149,367	35,893,644

Deferred tax liabilities
ROU asset	(17,647,125)	(17,768,280)
Percentage of completion contracts	(147,535)	—
Fixed assets	(8,343,429)	(8,768,222)
Intangibles	(43,381,331)	(46,237,606)
Total deferred tax liabilities	(69,519,420)	(72,774,108)

Net deferred tax liabilities	(25,370,053)	(36,880,464)

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Because of the Company’s history of net taxable income, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently likely to be realized and, accordingly, has not provided a valuation allowance on its deferred tax assets.

Utilization of the interest expense and net operating losses carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of interest expense and net operating losses that can be utilized annually to offset future taxable income. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders.

NOLs and tax credit carryforwards as of December 31, 2024 are as follows:

	Amount (in thousands)	Expiration Years
NOLs, federal (post December 31, 2017)	—	Indefinite (1)
NOLs, federal (pre January 1, 2018)	—
NOLs, state	—	2041
Research and development tax credits, federal	—
Research and development tax credits, state	8	Indefinite

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance of unrecognized tax benefits	$579	$466
Gross increases (decreases) based on tax positions related to current year	801	283
Gross increases (decreases) based on tax positions related to prior years	635	(170)
Gross increases (decreases) based on tax positions related to acquired entities	—	—
Settlements with taxing authorities	—	—
Expiration of statute of limitations	—	—
Ending balance of unrecognized tax benefits	$2,015	$579

Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022 are $1,669 thousands, $579 thousands and $459 thousands, respectively, of unrecognized tax benefits that would affect the ETR.

The Company recognized interest expense related to uncertain tax positions as tax expense of $331,179 and $15,758 for the years ended December 31, 2024 and 2023, respectively. The total accrued interest liability was $353,688, $22,510 and $6,752 as of December 31, 2024, 2023 and 2022, respectively.

The Company does not believe that it is reasonably possible that a decrease of unrecognized tax benefits may be necessary within the coming year. In addition, the company does not believe that it is reasonably possible that any of current other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized by the following year as a result of a lapse of the statute of limitations.

The Company files income tax returns in the United States, California, Alabama, and Texas. The Company is subject to income tax examination by federal and state tax authorities for years beginning in 2021 and 2020, respectively. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2021 and 2020, respectively.

15.
Commitments and Contingencies

In the course of doing business, the Company enters into various agreements. These agreements typically include commitments and indemnifications, which could create a liability for the Company in the event of damages or injuries related to providing these services. Management believes the Company is adequately insured. However, future claims related to these agreements could significantly affect the Company’s financial results if a loss is incurred as a result of these agreements.

The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of December 31, 2024 and 2023, the Company has no material reserves for legal contingencies and does not believe it is subject to material litigation risk. Legal fees are expensed as incurred.

16.
Subsequent Events

The following material subsequent events were noted:

On January 13, 2025, the Company extended the final maturity date of the term note payable and revolving line of credit with TCW from December 21, 2025 to March 20, 2026. On March 25, 2025, the Company extended the final maturity date of the term note payable and revolving line of credit with TCW from March 20, 2026 to April 15, 2026. All other material terms of the term note and revolving line of credit are unchanged.

On February 14, 2025, the Company closed its IPO of its common stock pursuant to which the Company issued and sold 23,000,000 shares of common stock at a price to the public of $22.00 per share. The aggregate proceeds from the IPO net of underwriting discounts and commissions were $473,110,000 which includes $173,221,060 proceeds to the Company and $299,888,940 proceeds to the selling stockholders. After deducting other offering expenses, the Company received approximately $147.3 million net proceeds. On February 13, 2025 the Company’s common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “KRMN”. On February 12, 2025, the Company converted to a Delaware corporation under the name Karman Holdings Inc., with all outstanding equity interests reclassified into shares of its common stock and the Company’s TMX Engineering, LLC, Wolcott Design Services, LLC, and Aerospace Engineering, LLC legal entities will become subject to corporate income taxes.

In connection with the IPO on February 14, 2025, all of the Company’s outstanding P Units and Phantom Units immediately vested. All 18,063,207 P Units were exchanged for 11,187,501 shares of Karman Holdings Inc. The Company recognized all unrecognized compensation costs associated with the P Units subsequently. In addition, all Phantom Units were settled in cash for $6,571,829. As this cash settlement of the Phantom Units was within 6 months of vesting, upon settlement the Company reclassified the awards to liabilities and recognized the full settlement amount as share-based compensation expense subsequently.

On February 27, 2025, the Company entered into a $6.0 million convertible promissory note (the “Note”) with an unrelated party (the “Issuer”), which will mature on the fifth anniversary of the Note’s issuance. The Note bears no interest and is convertible into the Issuer’s shares prior to the maturity date at the Company’s discretion or upon the occurrence of certain future events.

In April 1, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the TCW Credit Agreement. This transaction resulted in the extinguishment of the aforementioned facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030.

On April 2, 2025, the Company and MTI Holdings LLC (“MTI”) entered into a Securities Purchase Agreement (the “Agreement”) under which the Company has agreed to purchase, and MTI has agreed to sell, all of the issued and outstanding equity interests in MTI Partners LLC and Metal Machining LLC d/b/a Innovative Precision, for approximately $90 million in cash, subject to the satisfaction or waiver of certain customary closing adjustments. The Agreement contains customary representations, warranties and covenants of both the Company and MTI. The acquisition is expected to be accounted for as a business combination and the Company is in the process of preparing its preliminary purchase price allocation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of December 31, 2024, we were a privately-owned company, not subject to disclosure controls over financial reporting required by the Exchange Act for public companies.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting due to a transition period established by the rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

The following entity-level material weaknesses have been identified:

•
we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels, and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning.

The entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting as follows:

•
we did not design and maintain effective information technology general controls for certain information systems supporting its key financial reporting processes. Specifically, we did not design and maintain sufficient change management, security, operations, and system development controls for management-identified in-scope on-premise applications and vendor-supported applications; and

•
we did not design and maintain effective process-level controls for all significant business process cycles;

We have begun the process of evaluating the material weaknesses and developing our full remediation plan. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Until the remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price. While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources.

Item 9B. Other Information

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT

Executive Officers and Directors

Below is a list of our executive officers and directors and their respective ages as of March 31, 2025, and brief account of the business experience of each of them.

Name	Age	Title
Tony Koblinski	65	Chief Executive Officer, Director
Michael Willis	40	Chief Financial Officer
Jonathan Beaudoin	40	Chief Operating Officer
David Stinnett	42	Director
John Hamilton	29	Director
Brian Raduenz	58	Director
Stephen Twitty	61	Director
Matthew Alty	45	Director

Executive Officers and Directors

Tony Koblinski: Tony Koblinski has served as the Chief Executive Officer of Karman since 2021. He is responsible for defining the company’s vision and leading the strategic direction and growth of the company. Mr. Koblinski has over 25 years of experience in building integrated systems and processes, which has enabled Karman to exceed customer expectations. Mr. Koblinski previously served as President and Chief Executive Officer of Madison-Kipp Corporation from September 2011 to November 2020. Before joining Madison-Kipp, he served as the National Vice President of Homebuilding Operations at Pulte Homes in 2007. Additionally, he served as Vice President of Operations for Bombardier Recreational Products in 2002. Mr. Koblinski began his career as Plant Manager for Saturn Corporation where he rose to Executive Director of Production Control at General Motors in 1998.

Mr. Koblinski received a Master of Business Administration—Operations from the University of Michigan in 1985. Additionally, he received his Bachelor of Science in Business Administration from Central Michigan University in 1982.

Michael Willis: Mike Willis has served as the Chief Financial Officer of Karman since November of 2022.

Mr. Willis has over 17 years of experience in finance and operations management. He is responsible for overseeing the organization’s financials activities, which includes maintaining a strong control environment and the development of streamlined financial reporting and forecasts to support future growth. Mr. Willis possesses domestic and international finance experience in Aerospace, Automotive and Energy segments. Prior to joining Karman, Mr. Willis previously served as the Director of Finance of Precision Castparts Corp within the Forgings Division, where he was responsible for 14 businesses across five countries. Mr. Willis is a Certified Management Accountant (CMA) and received his Masters of Business Administration from Pennsylvania State University. Additionally, Mr. Willis received his Bachelor of Science in Business Administration—Finance from the University of Oregon.

Jonathan Beaudoin: Jonathan Beaudoin has served as the Chief Operating Officer of Karman since July 2024. Mr. Beaudoin has over 18 years of experience in business operations, engineering, program management and production of integrated solutions including launch systems, energetic separation devices, shrouds and hypersonic systems. His leadership and strategic vision have been instrumental in the development and application of new capabilities and technologies on Karman flagship programs. Mr. Beaudoin progressed professionally through a series of key leadership roles at Karman including Regional President from 2021 to 2024, Vice President of Engineering from 2019 to 2021, Director of Missiles and Space Systems from 2016 to 2019 and Engineering IPT Lead from 2012 to 2016. Prior to joining Karman, Mr. Beaudoin previously served as a Stress Analyst at Boeing from 2006 to 2008, where he worked on the P-8A Poseidon.

Mr. Beaudoin received a Master of Science in Aerospace Engineering from University of Washington in 2014. Additionally, Mr. Beaudoin received a Bachelor of Science in Aeronautical & Astronautical Engineering from the University of Washington in 2006.

Stephanie Sawhill: Stephanie Sawhill has served as the Chief Growth Officer at Karman since May 2022. Ms. Sawhill has over 20 years of aerospace industry experience. She is responsible for business development and product growth strategies. Ms. Sawhill has managed critical programs for Karman to expand the integrated system portfolio and has expertise in liquid and solid propulsion, advanced materials, energetics and hypersonic system technologies. She currently holds a position on the AIAA Propulsion & Energy

Group and has held leadership positions on the Energetic Components and Systems Technical Committee. Ms. Sawhill has previously held leading positions at Karman including Senior Research Chemist from 2012-2013, Engineering IPT Lead 2013-2016, Director, Space & Propulsion Systems 2016-2018, Director followed by VP of Strategy & Business Development 2018-2022, and Chief Growth (Business Development) Officer role starting in 2022. In addition, she is the co-author of multiple patents and papers in AIAA, IEEE, Ceramics International, JANNAF and other publications.

Ms. Sawhill received a Master of Science from Western Washington University in 2003. Additionally, Ms. Sawhill received a Bachelor of Science in Chemistry with a minor in Physics from Western Washington University in 2002.

David Stinnett: David is a Partner at Trive Capital, a firm he joined at inception in 2012 and serves on the firm’s investment committee. At Trive, David focuses on investments in the aerospace, defense, government services and industrial technology sectors. He is currently a member of the board of directors of Vitesse Systems, Robinson Helicopter, Accelint, Field Aerospace, Hera Technologies and Kittyhawk. His previous investments include AEVEX Aerospace, Valence Surface Technologies, NxEdge and Systems Innovation Engineering. Prior to joining Trive, David held investment team positions with Insight Equity and Pamlico Capital, where he was involved in deal execution and operations for investments in the technology and tech-enabled services sectors.

David began his career in investment banking, focused on aerospace and defense mergers and acquisitions.

David graduated from Vanderbilt University where he earned a BA in both Economics and Philosophy, magna cum laude.

John Hamilton: John is a Vice President at Trive Capital and has been with the firm since 2020. At Trive, John focuses on investments in the aerospace, defense, government services and industrial technology sectors. He currently serves on the board of directors of Accelint and previously served on the board of directors of Systems Innovation Engineering. His responsibilities as a Vice President at Trive include identifying and evaluating investment opportunities, performing transaction due diligence, and working with management teams to implement growth strategies. Prior to joining Trive, John was an Analyst at Moelis & Company from 2018 to 2020 where he focused on mergers and acquisitions.

John graduated from Southern Methodist University where he earned a BBA in Finance.

Brian Raduenz: Brian Raduenz has been the Chief Executive Officer for AEVEX Aerospace, a provider of advanced next-generation technologies for modern military applications, since 2018. Prior to the formation of AEVEX, he served as CEO of Merlin Global Services, a leading provider of flight operations, aircraft maintenance, and aviation training support to the DoD intelligence community. During the past ten years, Brian led the company through significant organic growth and infrastructure development.

Before joining Merlin, Brian served 20 years in the U.S. Air Force as a commander, flight test engineer, and program manager for a variety of manned and unmanned Intelligence, Surveillance and Reconnaissance (ISR) acquisition programs. During his first of two tours in Washington D.C., Brian was responsible for Pentagon post- 9/11 oversight of Remotely Piloted Aircraft (RPA) budgets. He later served as the Director of White House Presidential Contingency Programs under President George W. Bush. Brian’s final decade in the Air Force focused on leading government oversight of MQ-1 Predator and MQ-9 Reaper production, development, and sustainment.

Brian received his Air Force Commission and a Bachelor of Science in Electrical Engineering from the U.S. Air Force Academy. He also holds a Master of Science in Electrical Engineering from the Air Force Institute of Technology, and a Master of Science in Military Studies from Air University.

Stephen Twitty: Stephen “Steph” Twitty is Founder and President of Twitty and Associates LLC, which began in 2020 to provide consulting services specializing in strategic and operational planning to improve management skills, lead positive culture change, enhance business operations, and drive organizational productivity and efficiencies to achieve success in the government, corporate, academic, and non-profit sectors. Steph is the senior executive lead for U.S. training operations at Valiant Integrated Services, a position he has held since 2020.

Steph is currently a board director at Weibel Scientific and at Meroxa, Inc. Prior to that, he served as chairman of the board at Nusura, Inc. Steph is a board advisor at Accelint, Dataminr, Palladyne AI, HD T- Global, and Raft Inc. He is also a senior advisor at the Chertoff Group and Ernst and Young (EY).

Steph retired from the United States Army as a Lieutenant General with 40 years of distinguished military service. In his final assignment in the military, Steph served as the Deputy Commander of United States European Command in Stuttgart, Germany.

Steph holds a master’s degree in administration from Central Michigan University, a master’s degree in National Security Strategy from the National Defense University, and a bachelor’s degree in criminal justice from South Carolina State University. He is a Distinguished Fellow at the Center for European Policy Analysis (CEPA). Steph is a member of the Council on Foreign Relations.

Matthew Alty: Matthew Alty has served as the Chief Executive Officer of Vitesse Systems since 2020. Vitesse Systems is a leading supplier of antenna and thermal management solutions used in radar, electronic warfare and data transmission applications. Matthew previously served as the Chief Operating Officer of Valence Surface Technologies from March 2015 to October 2020. In his roles at Valence, Matthew oversaw the operational integration of nine acquisitions to create the largest aerospace accredited surface finishing business in North America. Before joining Vitesse, he served as a Vice President at Bodycote PLC where he was responsible for its global surface technology business, comprising 11 businesses across five countries. Matthew has over 20 years of executive level experience managing technology intensive businesses in the Aerospace & Defense sector, with an extensive background in strategic planning, operations management, sales and marketing, and business development.

Matthew completed his Masters of Business Administration in Organizational Leadership from Loyola Marymount University in 2012. He graduated from the University of Liverpool in 2002 with a Bachelor of Science in Metallurgy & Materials Science.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of Our Board

Our business and affairs are managed under the direction of our Board, which currently consists of 6 members. Each of David Stinnett, John Hamilton, Matthew Alty, Stephen Twitty, and Tony Koblinski are designated Trive Capital nominees. See “Certain Relationships and Related Party Transactions—Stockholders Agreement” for further details.

The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.

Board Leadership Structure and Our Board’s Role in Risk Oversight

The role of the Board in overseeing the management of our risks is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a Board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships. We believe that the leadership structure of our Board provides appropriate risk oversight of our activities.

Controlled Company Exception

Trive Capital beneficially own shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” as set forth under the applicable exchange rules. Under such corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (1) a majority of our Board consist of independent directors, (2) our Board have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that our director nominations be made, or recommended to the full Board, by our independent directors or by a nominations committee that is composed entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process.

We are not required to have a majority of independent directors on our Board and will not be required to have compensation or nominating and corporate governance committees that are composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. If at any time we cease to be a controlled company, we will take all action necessary to comply with the independence requirements, including by having a majority of independent directors on our Board and ensuring that we have a compensation committee and nominating and corporate governance committees, each composed entirely of independent directors, subject to any permitted “phase-in” period.

Committees of Our Board

The standing committees of our Board are an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Board may also establish from time to time any other committees that it deems necessary or desirable.

Audit Committee

Under the listing standards, requirements and rules of the NYSE, independent directors must comprise a majority of our audit committee as a listed company within one year of the listing date.

Our Audit Committee consists of John Hamilton, Brian Raduenz, and Stephen Twitty, and the chair of our audit committee is Brian Raduenz. Our Board has determined that each member of the Audit Committee is independent under the applicable exchange rules and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and can read and understand fundamental financial statements in accordance with applicable requirements. Our Board has also determined that Brian Raduenz is an “audit committee financial expert” within the meaning of SEC regulations. In arriving at these determinations, our Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of our Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our Audit Committee include:

•
accounting, financial reporting, and disclosure processes;
•
the adequacy and soundness of systems of disclosure and internal control established by management;
•
the quality and integrity of our financial statements and related notes thereto and the annual independent audit of our financial statements;
•
our independent registered public accounting firm’s qualifications and independence;
•
the performance of our internal audit function and independent registered public accounting firm;
•
our compliance with legal and regulatory requirements in connection with the foregoing;
•
our compliance with our Code of Conduct;
•
our overall risk management profile; and
•
preparing the audit committee report required to be included in our proxy statement under the rules and regulations of the SEC.

The Audit Committee charter is available on our website.

Compensation Committee

Our Compensation Committee will consist of David Stinnett, John Hamilton, and Brian Raduenz, and the chair of our compensation committee is David Stinnett. Our Board has determined that each member of the Compensation Committee is independent under the applicable exchange rules and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of the Compensation Committee is to assist our Board in discharging its responsibilities relating to:

•
the establishment, maintenance and administration of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to contribute to our long-term success;
•
setting our compensation program and compensation of our executive officers, directors and key personnel;
•
monitoring our incentive compensation and equity-based compensation plans;
•
succession planning for our executive officers, directors, and key personnel;

•
our compliance with the compensation rules, regulations, and guidelines promulgated by the NYSE, the SEC and other law, as applicable; and
•
preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

The Compensation Committee charter is available on our website.

Nominating and Governance Committee

Our Nominating and Corporate Governance Committee consists of David Stinnett, John Hamilton, and Matthew Alty, and the chair of our Nominating and Corporate Governance Committee is David Stinnett. Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the applicable exchange rules. The purpose of the Nominating and Governance Committee is to:

•
advise our Board concerning the appropriate composition of our Board and its committees;
•
identify individuals qualified to become members of our Board;
•
recommend to our Board the persons to be nominated by our Board for election as directors at any meeting of stockholders;
•
recommend to our Board the members of our Board to serve on the various committees of our Board;
•
develop and recommend to our Board a set of corporate governance guidelines and assist our Board in complying with them; and
•
oversee the evaluation of our Board, our Board committees, and management.

The Nominating and Governance Committee charter is available on our website.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, including family relationships, our Board has determined that Brian Raduenz, David Stinnett, Stephen Twitty, Matthew Alty and John Hamilton do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable NYSE rules. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in the section “Certain Relationships and Related Party Transactions” which is incorporated herein by reference. Notwithstanding the foregoing, our Board has determined that each of Mr. Stinnett and Mr. Alty is not “independent” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and under the applicable NYSE rules because his service, in the case of Mr. Stinnett, as an executive officer of Trive Capital and, in the case of Mr. Alty, as an executive officer of a controlled portfolio company of Trive Capital, may cause him to be deemed our “affiliate.”

Background and Experience of Directors; Board Diversity

When considering whether directors and nominees have the experience, qualifications, attributes, or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

In evaluating director candidates, we consider, and will continue to consider in the future, factors including, personal and professional character, integrity, ethics and values, experience in corporate management, finance and other relevant industry experience, social policy concerns, judgment, potential conflicts of interest, including other commitments, practical and mature business judgment, and such factors as age, gender, race, orientation, experience, and any other relevant qualifications, attributes, or skills.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this Annual Report on Form 10-K and is posted on our website. We intend to post on our website all disclosures that are required by law or NYSE American rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules, and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following disclosure describes the material elements of the compensation of our named executive officers for the years ended December 31, 2024 and 2023 and is presented based on the reduced disclosure rules applicable to us for so long as we are treated as an “emerging growth company” within the meaning of the Securities Act, which requires compensation disclosure for our principal executive officer and our two other most highly compensated executive officers (referred to throughout this report as our “named executive officers”). For the year ended December 31, 2024, our named executive officers were:

•
Tony Koblinski, Chief Executive Officer;
•
Michael Willis, Chief Financial Officer; and
•
Jonathan Beaudoin, Chief Operating Officer.

The compensation reported in the Summary Compensation Table below is not necessarily indicative of how we will compensate our named executive officers in the future. We expect that we will continue to review, evaluate and modify our compensation framework as a result of our becoming a publicly traded company and the compensation program could vary significantly from our historical practices.

	Summary Compensation Table
Name and Principal		Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	Nonqualified Deferred Compensation Earnings	All Other Compensation(5)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tony Koblinski
Chief Executive	2024	400,000	—	—	1,126,411	475,000	—	75,108	2,076,519
Officer	2023	400,000	—	120,960	—	550,000	—	69,243	1,140,203
Michael Willis
Chief Financial	2024	350,000	—	—	—	200,000	—	9,008	559,008
Officer	2023	320,000	50,000	778,108	—	225,000	—	3,509	1,376,617
Jonathan Beaudoin
Chief Operating	2024	341,194	—	—	—	225,000	—	13,562	579,756
Officer(6)	2023	300,000	—	24,192	—	230,000	—	12,000	566,192

(1)
The amount reported for Mr. Willis in this column represents the last installment of his sign-on bonus of $50,000 that was paid to him in April 2023. For a discussion of Mr. Willis’ sign-on bonus, please see “ —Narrative to Summary Compensation Table—Executive Offer Letters” below.
(2)
The amounts reported in this column represent the aggregate grant date fair market values of the Units of Spaceco Management Equity LLC (the “Incentive Units”) granted in July 2023 to each of our named executive officers in connection with their service to us in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. These amounts reflect the grant date fair market value for accounting purposes and do not represent the actual economic value that may be realized by each of our named executive officers and there can be no assurance that these amounts will ever be realized. For additional information, please see “—Narrative to Summary Compensation Table—Long-Term Incentives” below and Note 11 to our consolidated financial statements and related notes thereto and other financial information included in this report. All of the unvested Incentive Units held by our named executive officers accelerated and vested in full immediately prior to the consummation of the IPO. For additional information, please see “—Incentive Units” below. In connection with the Corporate Conversion, as described above, vested Incentive Units were exchanged for shares of our common stock. Messrs. Koblinski, Willis and Beaudoin each received 2,868,590, 1,147,436 and 573,718 shares of our common stock in respect of his vested Incentive Units, respectively. For additional information, please see “—Exchange of Incentive Units” below.
(3)
The amount reported in this column represents the aggregate grant date fair market value of the phantom units of Karman LLC (the “Phantom Units”) granted to Mr. Koblinski pursuant to a transaction bonus agreement with Karman LLC in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For additional information, please see “—Narrative to Summary Compensation Table—Phantom Units” below and Note 11 to our consolidated financial statements and related notes thereto and other financial information included in this report.
(4)
The amounts reported in this column represent the bonuses earned with respect to the year ended December 31, 2024 by each named executive officer pursuant to our annual bonus program for executives. These amounts were paid in February 2025. For additional information, please see “—Narrative to Summary Compensation Table—Annual Bonus Program” below.
(5)
The amounts reported in this column represent the employer matching contributions made to our 401(k) plans in 2024. The amount reported for Mr. Koblinski in this column also includes a home rental stipend of $5,400 per month (or $64,800 in the aggregate for 2024).
(6)
Mr. Beaudoin was promoted to the position of Chief Operating Officer effective as of July 22, 2024. In connection with his promotion, Mr. Beaudoin’s annual base salary increased from $300,000 to $361,000.

Narrative to Summary Compensation Table

Executive Offer Letters

Certain of the compensation paid to our named executive officers reflected in the Summary Compensation Table was provided pursuant to offer letters with us or one of our subsidiaries, which are summarized below. For a discussion of the severance pay and other benefits to be provided to our named executive officers in connection with a termination of employment and/or a change in control under arrangements with each of our named executive officers, please see “—Potential Payments Upon Termination or Change in Control” below.

Each of Messrs. Koblinski and Willis is party to an offer letter with us memorializing the terms of his respective employment with the Company. Pursuant to their offer letters, Mr. Koblinski is entitled to an annual base salary of $400,000 and Mr. Willis is entitled to an annual salary of $320,000 (which was increased to $350,000 effective as of January 1, 2024). Each of Messrs. Koblinski and Willis are eligible to earn performance-based bonuses based on their individual performance as well as our achievement of certain metrics set forth in the annual budget, subject to their continued employment through the date such bonuses are paid. Mr. Koblinski’s offer letter provides for a target performance-based bonus equal to 100% of his annual base salary and Mr. Willis’ offer letter provides for a target performance-based bonus equal to 50% of his annual base salary. For a discussion of our annual bonus program, please see “—Annual Bonus Program” below. Mr. Willis also received a sign-on bonus of $150,000 in connection with the commencement of his employment in November 2022, $100,000 of which was paid in 2022 and $50,000 of which was paid in April 2023.

Mr. Beaudoin is party to an offer letter with Systima Technologies, Inc. memorializing the terms of his initial employment in 2008. For 2023, Mr. Beaudoin received a base salary of $300,000 (which was increased to $325,000 effective as of January 1, 2024 and then, in connection with his promotion to Chief Operating Officer, to $361,000 effective as of July 22, 2024) and was eligible to earn a performance-based bonus equal to 50% of his annual base salary based on his individual performance as well as our achievement of certain metrics set forth in the annual budget, subject to his continued employment through the day such bonuses are paid.

Each of Messrs. Koblinski and Willis’ offer letters provides that during the term of employment, the executive will not engage or participate in any business that competes in any manner with the business of the Company or attempt to call on, solicit, or take away from the Company any of the Company’s employees or customers. Mr. Beaudoin is party to a Confidentiality Agreement with Systima Technologies, Inc., which includes an intellectual property assignment provision and provides that the executive may not use, publish or disclose intellectual property during the term of employment or for a period of 12 months thereafter, or copy, disclose, disseminate, transfer or otherwise convey confidential information during the term of employment or for a period of 24 months thereafter.

The named executive officers are also entitled to participate in our employee benefit plans and fringe benefit and welfare benefit programs that are generally available to other employees.

Annual Bonus Program

Our named executive officers are eligible to earn annual bonuses based on their individual performance as well as our achievement of certain metrics set forth in the annual budget approved by our Board. Each year the Company establishes a bonus pool for our leadership team which, for 2024, was funded based on our achieving earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of $104,700,000. If the EBITDA target is achieved, a bonus pool is funded with an amount equal to the aggregate target bonuses for the leadership team eligible to earn annual bonuses under the annual bonus program plus an additional 20% of actual EBITDA achieved over the target EBITDA. Failure to meet the operating objective would have reduced the funding of the executive bonus pool. If our EBITDA does not reach at least a threshold level, then the bonus pool will not be funded, and the named executive officers would not be entitled to any payout, regardless of his or her individual performance. Bonus payments earned under our annual bonus program for 2024 were paid in February 2025 based on our Board’s assessment of performance. For 2024 and 2023, Messrs. Koblinski, Willis and Beaudoin were eligible to earn a performance-based bonus equal to 100%, 50% and 50% of base salary, respectively, subject to their continued employment through the day such bonuses are paid.

Long-Term Incentives

We have granted each of our named executive officers Incentive Units intended to constitute “profits interests” for federal income tax purposes pursuant to the Amended and Restated Limited Liability Company Agreement of Spaceco Management Equity LLC, dated as of July 29, 2022, as may be amended, restated, and/ other otherwise modified and in effect from time to time (the “Spaceco Management Operating Agreement”) and the individual award agreements between Spaceco Management Equity LLC and each of the named executive officers evidencing such grants. The Incentive Units track the value of a corresponding number of Class P Units of the Company simultaneously granted from the Company to Spaceco Management Equity LLC and held by Spaceco Management Equity LLC pursuant to the Third Amendment and Restated Limited Liability Company Agreement of Karman LLC, dated June 25, 2021, (the “LLC Agreement”) and the individual award agreements between the Company and Spaceco Management Equity LLC. As a result of his grant of Incentive Units, each named executive officer became members of Spaceco Management Equity LLC and the Company and are bound by all of the terms and conditions set forth in the Spaceco Management Operating Agreement. Pursuant to his grant award agreement, as a condition to and in consideration of the grant of Incentive Units, each named executive officer agreed to be bound by restrictive covenants set forth in the Spaceco Management Operating Agreement pursuant to which the named executive officer may not engage in competitive activities, solicit employees or current or prospective customers or disparage Spaceco Management Equity LLC or its members, managers or affiliates for so long as such named executive officer retains his membership interest in Spaceco Management Equity LLC.

The Incentive Units granted to our named executive officers generally vest in substantially equal annual installments over five years starting on a date specified by our Board in the individual award agreement; provided, that in the event of a “change in control” (as such term is defined in the applicable award agreement), all then-unvested Incentive Units will accelerate and vest in full immediately prior to the consummation of such change in control, subject to the named executive officer’s continued employment through such change in control. Any portion of the Incentive Units that have not previously vested are forfeited without consideration upon (i) the named executive officer’s termination of employment or other service relationship for any reason, ii) the named executive officer’s death, (iii) the named executive officer’s “disability” (as such term is defined in the Spaceco Management Operating Agreement), (iv) the named executive officer’s “bankruptcy” (as such term is defined in the LLC Agreement), or (v) the named executive officer’s breach of the Spaceco Management Operating Agreement or any other agreement between the named executive officer and a group company; provided, that all Incentive Units, whether vested or unvested, are forfeited without consideration in the event that the named executive officer’s employment is terminated by us for “cause” (as such term is defined in the Spaceco Management Operating Agreement). See “—Potential Payments Upon Termination or Change in Control” below for information on the treatment of the Incentive Units in connection with the IPO and Note 11 to our consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K for additional information regarding the Incentive Units.

Retirement Plans

We sponsor retirement plans intended to qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code, for the benefit of its employees, including our named executive officers. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and, participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. During 2024 and 2023, we made fully vested “safe harbor” employer matching contributions on behalf of all eligible participating employees equal to 100% of salary deferrals up to 4% of compensation.

Clawback Policy

We have adopted a clawback policy as of February 12, 2025, designed to recoup any erroneously awarded compensation resulting from certain accounting restatements. If the Company is required to prepare an accounting restatement because of either (i) the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial restatements that is material to the previously issued financial statements, or (ii) an error that is not material to previously issued financial statements, but would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, then all incentive compensation paid or credited to each current or former executive officer for the restated period (up to three years) will be recalculated based on the restated results. To the extent the recalculated incentive compensation is less than the incentive compensation actually paid or credited to such executive officer for that period, the excess amount must be forfeited or returned to the Company.

In the event of an executive officer’s failure to repay any erroneously awarded compensation due under the clawback policy, the Company would enforce the clawback policy and pursue other remedies to the fullest extent permitted by law, unless certain conditions are met and the compensation committee determines that recovery would be impracticable.

Policies and Practices Related to the Grant of Certain Equity Awards

We were not a public company as of December 31, 2024 and have not granted any equity or equity-based awards under our 2025 Plan or otherwise since our IPO on February 13, 2025. Although we do not currently have a formal policy, program or plan regarding the timing of equity or equity-based awards, if our Board or our compensation committee determines that it is in the best interests of the Company and its shareholders to grant stock options, stock appreciation rights or similar instruments with option-like features to our employees, including our named executive officers, in the future, the Company would generally aim to avoid granting such stock options, stock appreciation rights or similar instruments with option-like features within four business days before or one business day after the release of material nonpublic information for the purpose of affecting the value of executive compensation and will evaluate the appropriate steps to take in relation to the foregoing.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by each of our named executive officers as of December 31, 2024.

		Stock Awards(1)
		Number of Shares or Units of Stock That Have Not Vested(2)(3)	Market Value of Shares or Units of Stock That Have Not Vested(4)
Name Date	Grant	(#)	($)
Tony Koblinski	July 29, 2022	868,718	7,245,108
	July 29, 2023	57,600	480,384
Michael Willis	July 29, 2023	1,111,582	9,270,594
Jonathan Beaudoin	July 29, 2022	347,487	2,898,042
	July 29, 2023	23,040	192,154

(1)
All of the unvested Incentive Units held by our named executive officers accelerated and vested in full immediately prior to the consummation of our IPO.
(2)
With respect to: (i) Mr. Koblinski, represents Incentive Units that vest in equal installments on each anniversary of January 1, 2020 through January 1, 2025, subject to continued employment through the applicable vesting date, (ii) Mr. Willis, represents Incentive Units that vest in equal installments on each anniversary of November 28, 2022 through November 28, 2027, subject to continued employment through the applicable vesting date, and (iii) Mr. Beaudoin, represents Incentive Units that vest in equal installments on each anniversary of September 14, 2021 through September 14, 2026.

(3)
In connection with the Corporate Conversion, as described above, vested Incentive Units were exchanged for shares of our common stock. Each of Messrs. Koblinski, Willis and Beaudoin received 2,868,590, 1,147,436 and 573,718 shares of our common stock in respect of his vested Incentive Units, respectively. For additional information, please see “—Exchange of Incentive Units” below.
(4)
Amounts disclosed in this column reflect the market value of the unvested Class P Units using the weighted average of the equity fair value per share as of December 31, 2024, $8.34, multiplied by the number of unvested units underlying each award. The actual market value of the shares of our common stock received by Messrs. Koblinski, Willis and Beaudoin, as described in the preceding footnote, was $63,108,980, $25,243,592 and $12,621,796 respectively.

Potential Payments Upon Termination or Change in Control

Severance Benefits

As of December 31, 2024, pursuant to his offer letter, if Mr. Koblinski’s employment is terminated by us without “cause” (as such term is defined in his offer letter), or if Mr. Koblinski leaves his employment with us as a result of our material breach of his offer letter (provided that Mr. Koblinski has provided 30 days’ written notice of such breach and we have had the opportunity, but failed, to cure such breach), we will provide Mr. Koblinski with severance pay equivalent to six months of his base salary and benefits, either, at our election, (i) in a single lump sum within ten business days after his release of claims becomes effective or (ii) over a six-month period on our regular payroll dates. Payment of severance is conditioned on Mr. Koblinski’s execution, delivery and non-revocation of a release of claims against us in a form reasonably satisfactory to us.

Other than as set forth above, we did not offer or have in place with our other named executive officers any formal retirement or similar compensation arrangements providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control as of December 31, 2024. The Company maintains an informal practice of paying severance to executives based on their tenure at the time of termination.

Incentive Units

Upon our IPO, all then-unvested Incentive Units held by our named executive officers accelerated and vested in full.

Phantom Units

Prior to our IPO, Mr. Koblinski was party to a transaction bonus agreement with Karman LLC, dated as of September 23, 2024, pursuant to which Karman LLC granted Phantom Units to Mr. Koblinski. The Phantom Units represented the right to receive a cash payment upon the occurrence of an event that would result in a distribution (other than a tax distribution) to a holder of vested Class P Units in respect of such units under the LLC Agreement, which would include our IPO. The cash payment payable to Mr. Koblinski would be equal to the amount that would have been distributed to Mr. Koblinski as if he held 370,530 Class P Units with a hurdle amount of $470,186,054.81, subject to Mr. Koblinski’s continuous provision of services on a full-time basis in good standing through such distribution event and execution, delivery and non-revocation of a release of claims against us in a form reasonably satisfactory to us. Mr. Koblinski received a cash bonus equal to $5,257,462 upon the closing of our IPO in respect of his Phantom Units and, upon receipt of such payment, the Phantom Units automatically terminated. For additional information, please see Note 11 to our consolidated financial statements and related notes thereto and other financial information included in this report.

Compensation of Directors

For the year ended December 31, 2024, members of our board of directors received no cash compensation for services rendered as such members. On February 4, 2025, our board of directors approved a new compensation policy that became effective upon our IPO and is applicable to all of our non-employee directors. This compensation policy provides that non-employee directors will receive the following compensation for service on our board of directors:

•
Annual cash retainer of $50,000 for each non-employee director (other than any non-employee director who is a representative of Trive Capital);
•
Annual equity award of restricted stock units granted on the date of the Company’s annual meeting of stockholders with a value of $25,000 for each non-employee director (other than any non-employee director who is a representative of Trive Capital), with all of the shares of our common stock subject to the award vesting on the earlier of either the date of the Company’s next annual meeting of stockholders or the one-year anniversary of the date of the grant, subject to the director’s continued service with us.

For awards of restricted stock units, the number of restricted stock units will be determined by dividing the value of the annual equity award by the closing price of a share of our common stock on the date of grant.

Restricted stock units will be valued at 100% of the closing price of our common stock on the date of grant.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending board and committee meetings or performing other services for us in their capacities as directors.

Exchange of Incentive Units

In connection with the Corporate Conversion, as described above, vested Incentive Units were exchanged for shares of our common stock.

The number of shares of our common stock received upon the exchange described above was based on the value that the holder of such Incentive Units would have received under the distribution provisions of the limited liability company agreement of the Company valued by reference to the initial offering price of shares of common stock in our recent IPO. Our named executive officers received the following shares of our common stock in respect of his Incentive Units:

	Number of Shares of Common Stock	Market Value of Shares of Common Stock Received(1)
Name	(#)	($)
Tony Koblinski	2,868,590	63,108,980
Michael Willis	1,147,436	25,243,592
Jonathan Beaudoin	573,718	12,621,796

(1)
The values in this column are based on the initial public offering price of $22.00 per unit and include the value of vested shares of our common stock received upon the exchange of Incentive Units for shares of our common stock.

2025 Stock Incentive Plan

The 2025 Stock Incentive Plan, or the 2025 Plan, was adopted by our board of directors on February 12, 2025 and approved by our shareholders on February 12, 2025. The 2025 Plan became effective immediately upon adoption although no awards were made before the effective date of Prospectus. The 2025 Plan has the features described below.

The total number of shares of our common stock available for issuance pursuant to awards under the 2025 Plan is 11,493,500. The total number of shares of our common stock that may be issued in respect of incentive share options is 34,480,500 shares. The number of shares of common stock available for issuance under the 2025 Plan is subject to adjustment as provided therein. Any of our employees, directors or consultants or any of our subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations.

The 2025 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other stock-based awards, or any combination thereof. No determination has been made as to the types or amounts of awards that will be granted to specific individuals under the 2025 Plan. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 31, 2025 (the “Measurement Date”), by:

•
each of our directors;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

Applicable percentage ownership is based on 132,174,593 shares of common stock outstanding as of the Measurement Date.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the date which is 60 days after the Measurement Date.

These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Karman Holdings Inc., 5351 Argosy Ave, Huntington Beach, CA 92649.

	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders:
TCFIII Spaceco SPV LP(1)	74,074,827	56.04%
Named Executive Officers and Directors:
Tony Koblinski(2)	2,865,826	2.17%
Michael Willis(3)	1,074,709	*
Jonathan Beaudoin	820,861	*
David Stinnett	—	—
John Hamilton	—	—
Brian Raduenz(4)	378,137	*
Stephen Twitty	—	—
Matthew Alty	—	—
All executive officers and directors as a group
(9 individuals)	5,768,472	4.36%

* Indicates less than 1%

(1)
The address of TCFIII Spaceco SPV LP is 2021 McKinney Avenue, Suite 1200, Dallas, Texas, 75201. Shares reported herein are directly held by TCFIII Spaceco SPV LP, of which Trive Capital Fund III LP (which we refer to as “Trive Fund III”) and Trive Capital Fund III-A LP (which we refer to as “Trive Fund III-A”) are limited partners of. In connection with a fund-level credit facility, the equity of the portfolio holding companies of Trive Capital Fund III, including the equity of TCFIII Spaceco SPV LP, is pledged in favor of Alter Domus Trustees (UK) Limited, as the collateral agent for 17Capital LLP and the other lenders party to such credit facility. Trive Capital Fund III GP LLC (which we refer to as “Fund III GP”) is the general partner of Trive Fund III and has voting control over Trive Fund III. Fund III GP is the general partner of Trive Fund III-A and has voting control over Trive Fund III-A. Trive Capital Holdings LLC (which we refer to as “Trive Holdings”) is the sole managing member of Fund III GP and has voting control over Fund III GP. Each of Messrs. Conner Searcy and Christopher Zugaro, as a manager of Trive Holdings, has voting control over Trive Holdings. As a result of the foregoing, each of Mr. Searcy, Mr. Zugaro, Trive Holdings, and Fund III GP may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities directly held by TCFIII Spaceco SPV LP.
(2)
379,055 shares reported herein are directly held by Koblinski Family Holdings, LLC, of which Tony Koblinski is the manager. 2,868,590 shares are directly held by Tandem Trust u/t/a dated July 27, 2024, of which Tony Koblinski is the primary beneficiary.
(3)
Shares reported herein are directly held by Sundowner Trust u/t/a dated November 11, 2024, of which Mike Willis is the primary beneficiary.
(4)
Shares reported herein are directly held by RadzWest Capital LLC, of which Brian Raduenz is Chief Executive Officer.

Equity Compensation Plan Information

The following table provides information about our equity securities that may be issued under our equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)
There were no equity awards for equity securities of the Company as of December 31, 2024 under any equity compensation plan, whether approved or not approved by our shareholders.
(2)
Effective as of February 12, 2025, our board of directors and our stockholders approved the 2025 Stock Incentive Plan which authorizes the grant of equity awards covering a maximum of 11,493,500 shares of our common stock, subject to adjustment as provided in the 2025 Stock Incentive Plan. Prior to our IPO and while we operated as Delaware limited liability company, we granted Incentive Units to certain service providers which were converted into shares of common stock in the Corporate Conversion. For additional information regarding the Incentive Units, please see Part III, Item 11 of this Form 10-K and Note 11 to our consolidated financial statements and related notes thereto and other financial information included in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2021 and any currently proposed transactions to which we have been or are to be a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, arrangements of which are described under the sections titled “Executive Compensation” and “Management—Director Compensation.”

Corporate Conversion

We previously operated as a Delaware limited liability company under the name TCFIII Spaceco Holdings LLC. In connection with the IPO, we converted to a Delaware corporation and changed our name to Karman Holdings Inc. In the conversion, all of our outstanding equity interests converted into shares of common stock.

Indemnification of Officers and Directors

Our certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers. See the section of our Prospectus called “Description of Capital Stock” for more details.

Karman LLC Agreement

Pursuant to the Third Amendment and Restated Limited Liability Company Agreement of Karman LLC, dated June 25, 2021 (the “LLC Agreement”), the members of Karman LLC, including each of our listed executive officers, received shares of our common stock in accordance with the waterfall provisions of the LLC Agreement, which resulted in our listed executive officers owning the number of shares set forth in “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.” The LLC Agreement terminated upon the Corporate Conversion, except for certain limited provisions that survive in accordance with their terms, including a lock-up restriction that will restrict transfers of our common stock by the former members of Karman LLC for a period of up to 365 days following the completion of our IPO, unless otherwise waived in writing by our board of directors.

Stockholders Agreement

In connection with the IPO, we entered into a stockholders agreement with Trive Capital and certain of its affiliated funds and our certificate of incorporation became effective. At each annual meeting of our stockholders (and in connection with any election by written consent or special meeting for the election of directors) for which Trive Capital has nominated individual(s) for election to our board of directors, (i) we will include each such nominee as a nominee for election as a director, (ii) we will use all reasonable best efforts to cause the election as a director of each such nominee including, to the fullest extent permitted by applicable law, soliciting proxies in favor of the election of such nominee and (iii) we will take all action within our power to cause each such nominee to be included as a nominee recommended by our board of directors to our stockholders for election as a director, unless our board of directors determines that making such recommendation would be inconsistent with the directors’ fiduciary duties under applicable law. The stockholders agreement and our certificate of incorporation grant TCFIII Spaceco SPV LP (the “Trive Stockholder”) the right to nominate for election to our board of directors no fewer than that number of directors that would constitute: (a) a majority of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 40% of the then-outstanding capital stock of the Company; (b) 40% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 30% but less than 40% of the then-outstanding capital stock of the Company; (c) 30% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 20% but less than 30% of the then- outstanding capital stock of the Company; (d) 20% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 10% but less than 20% of the then-outstanding capital stock of the Company; and (e) 10% of the total number of directors so long as the Trive Stockholder and Trive Capital collectively beneficially own at least 5% but less than 10% of the then-outstanding capital stock of the Company. With respect to the directors that the Trive Stockholder is entitled to nominate pursuant to the immediately preceding sentence, for purposes of calculating the number of such directors, any fractional amounts shall automatically be rounded up to the nearest whole number, e.g., 1.25 directors shall equate to 2 directors. Unless otherwise agreed by the Trive Stockholder, for so long as the Trive Stockholder retains the right to nominate a person to our board of directors, each committee of the board of directors will include at least one of the director candidates designated by the Trive Stockholder, except to the extent such membership would violate applicable securities laws or stock exchange or stock market rules or where the sole purpose of such committee is to address actual or potential conflicts of interest between us and Trive Capital. In the event that (i) a vacancy is created at any time by the death, resignation, removal (with or without cause) or by any other cause of a Trive Stockholder nominee and (ii) the number of directors nominated by the Trive Stockholder is less than the number that the Trive Capital is entitled to nominate under our certificate of incorporation or the stockholders agreement, then such vacancy may be filled only by the Trive Stockholder unless otherwise agreed by the Trive Stockholder.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with Trive Capital and certain of its affiliated funds, pursuant to which we grant them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, including the restrictions in the lock-up agreements entered into by Trive Capital in connection with the IPO, “demand rights” that will require us to register under the Securities Act shares of common stock. In addition, at any time that we propose to register any of our securities under the Securities Act (subject to certain exceptions, including for registrations relating to employee benefit plans or to shares to be sold under Rule 145 or a similar provision under the Securities Act), Trive is entitled to certain “piggyback” registration rights allowing it to include its registrable securities in such registration. These demand and piggyback registration rights are subject to customary restrictions such as limitations on the number of shares to be included in the underwritten offering imposed by the managing underwriter. We will pay all registration expenses, including the legal fees of counsel selected by Trive, under the Registration Rights Agreement. The Registration Rights Agreement also contains customary indemnification and contribution provisions.

Related Persons Transaction Policy

We have adopted formal written procedures for the review, approval or ratification of transactions with related persons, or the Related Persons Transaction Policy. The Related Persons Transaction Policy will provide that the audit committee of our Board is charged with reviewing for approval or ratification all transactions with “related persons” (as defined in paragraph (a) of Item 404 of Regulation S-K) that are brought to the audit committee’s attention. This policy became effective upon the effectiveness of our certificate of incorporation in connection with the IPO, and as a result, certain of the transactions entered into prior to that date, including the transactions described under “Certain Relationships and Related Party Transactions” were not reviewed under the policy.

We also maintain certain compensation agreements and other arrangements with certain of our listed executive officers, which are described under “Executive Compensation” elsewhere in this report.

Director Independence

The information provided under the heading “Management—Director Independence” of this Annual Report on Form 10-K is herein incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2024 and December 31, 2023 by Moss Adams, LLP:

	2024	2023
Audit fees	$1,100,000	$1,751,930
Audit related fees	404,338	65,875
Tax fees	309,190	239,300
Total	$1,813,528	$2,057,105

Audit Fees: Audit fees consist of fees billed for the professional services rendered to us for the audit of our annual consolidated financial statements for the years ended December 31, 2024 and December 31, 2023, reviews of the quarterly financial statements during the periods, the issuance of consent and comfort letters in connection with registration statement filings, and all other services that are normally provided by the accounting firm in connection with statutory and regulatory filings and engagements.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice, and tax planning.

Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The Audit Committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the Audit Committee must report to the full Audit Committee at the next audit committee meeting all items pre-approved by such delegated members.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)
Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
2.1

Plan of Conversion of TCFIII Spaceco Holdings LLC (d/b/a Karman Space and Defense, LLC) (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
10.1

Stockholder Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.2

Registration Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.3*	Amendment No. Nine to Financing Agreement, dated March 25, 2025, among TCFIII Karman LLC, TCW Asset Management Company and the parties thereto
10.4+

Conformed Financing Agreement through Amendment Eight, dated December 21, 2020, among TCFIII Karman LLC, TCW Asset Management Company and the parties (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.5+	Karman Holdings, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
10.6+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
10.7+

Offer Letter, dated as of June 7, 2021, by and between Karman Missile & Space Systems and Tony Koblinski (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.8+

Offer Letter, dated as of October 24, 2022, by and between Karman Missile & Space Systems and

Mike Willis (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.9

Credit Agreement, dated as of April 1, 2025, by and among Karman, the lenders from time to time party thereto and Citibank, N.A., as the administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 7, 2025)

14.1*	Code of Business Conduct and Ethics
19.1*	Karman Holdings Inc. Insider Trading Policy
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1*	Karman Holdings Inc. Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April, 2025.

KARMAN HOLDINGS INC.

/s/ Mike Willis
Mike Willis
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mike Willis as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2025	By:	/s/ Tony Koblinski
	Name:	Tony Koblinski
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2025	By:	/s/ Mike Willis
	Name:	Mike Willis
	Title:	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: April 9, 2025	By:	/s/ David Stinnett
	Name:	David Stinnett
	Title:	Director

Date: April 9, 2025	By:	/s/ John Hamilton
	Name:	John Hamilton
	Title:	Director

Date: April 9, 2025	By:	/s/ Brian Raduenz
	Name:	Brian Raduenz
	Title:	Director

Date: April 9, 2025	By:	/s/ Stephen Twitty
	Name:	Stephen Twitty
	Title:	Director

Date: April 9, 2025	By:	/s/ Matthew Alty
	Name:	Matthew Alty
	Title:	Director