Form 10-Q
period 2025-03-31
Karman Holdings Inc.
filed 2025-05-14
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of registrant’s common shares outstanding as of May 12, 2025 was 132,174,593.

Karman Holdings Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Karman Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$113,679	$11,530
Accounts receivable, net	47,768	55,220
Contract assets	122,154	107,222
Inventory	10,417	9,883
Prepaid and other current assets	7,522	17,856
Total current assets	301,540	201,711
Property, plant and equipment	93,098	87,832
Less accumulated depreciation	(29,734)	(26,952)
Net property, plant and equipment	63,364	60,880
Other assets
Goodwill	225,146	225,146
Intangible assets, net	204,575	208,952
Operating lease right-of-use assets	5,721	6,071
Finance lease right-of-use assets	67,852	70,013
Other assets	7,195	1,187
Total other assets	510,489	511,369
Total assets	$875,393	$773,960
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$25,445	$28,296
Accrued payroll and related expenses	8,289	11,249
Contract liabilities	26,001	29,868
Short term operating lease liabilities	1,468	1,533
Short term finance lease liabilities	4,043	3,980
Short term notes payable, net of debt issuance costs	7,140	7,140
Income taxes payable	16,817	20,054
Other current liabilities	1,062	12,487
Total current liabilities	90,265	114,607
Long-term liabilities
Revolving line of credit	—	25,000
Long-term notes payable, net of current portion and net of debt issuance costs	325,419	326,920
Noncurrent operating lease liabilities, net of current portion	5,037	5,338
Noncurrent finance lease liabilities, net of current portion	76,565	77,957
Other liabilities	2,746	2,772
Deferred tax liabilities	26,443	25,370
Total long-term liabilities	436,210	463,357
Total liabilities	526,475	577,964
Equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock; $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,174,593 and none, respectively	132	—
Additional paid in capital	361,846	204,258
Accumulated other comprehensive income	75	75
Accumulated deficit	(13,135)	(8,337)
Stockholders' equity and members' equity, respectively	348,918	195,996
Total liabilities and equity	$875,393	$773,960

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share and per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$100,124	$83,006
Cost of goods sold	60,673	54,006
Gross profit	39,451	29,000
Operating expenses
General and administrative expenses	23,288	10,089
Depreciation and amortization expense	6,200	5,412
Operating expenses	29,488	15,501
Net operating income	9,963	13,499
Interest expense, net	(11,373)	(12,060)
Other income (expense)	(80)	770
Income (Loss) before provision for income taxes	(1,490)	2,209
Provision for income taxes	(3,308)	(87)
Net income (loss)	(4,798)	2,122
Net income (loss) per common share and unit, basic and diluted, respectively	$(0.04)	$0.01
Weighted-average common share and units outstanding, basic and diluted, respectively	132,175	166,776

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2025	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Share-based compensation	—	—	—	1,410	—	—	1,410
Contributions	—	—	—	1,474	—	—	1,474
Conversion of member's equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Net loss	—	—	—	—	(4,798)	—	(4,798)
Balance, March 31, 2025	$132,175	$132	$361,846	$—	$(13,135)	$75	$348,918

TCFIII Spaceco Holdings LLC

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2024	—	$—	$—	$203,422	$(21,038)	$76	$182,460
Distributions	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	2,122	—	2,122
Share-based compensation	—	—	—	251	—	—	251
Balance, March 31, 2024	—	—	—	$203,636	$(18,916)	$76	$184,796

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(4,798)	$2,122
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,455	7,350
Amortization of debt issuance costs	587	541
Non-cash interest expense and other non-cash adjustments	453	(617)
Deferred income taxes	1,072	(1,312)
Share-based compensation expenses	1,410	251
Changes in operating assets and liabilities
Change in accounts receivable	7,452	2,192
Change in contract assets	(14,932)	(2,037)
Change in inventory	(534)	3,881
Change in prepaids and other assets	10,327	582
Change in contract liabilities	(3,867)	(4,510)
Change in accounts payable, accruals and income taxes payable	(19,957)	(5,111)
Net change in ROU assets and lease liabilities	(252)	(262)
Net cash provided by (used in) operating activities	(13,584)	3,070

Cash flows from investing activities
Purchases of property and equipment	(5,042)	(1,616)
Investment in convertible note	(6,000)	—
Acquisition of business, net of cash acquired	—	(30,687)
Net cash flows used in investing activities	(11,042)	(32,303)

Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	153,808	—
Finance lease payments	(1,226)	(329)
Proceeds from notes payable	—	35,000
Repayments of notes payable	(2,281)	(2,703)
Payments of debt issuance costs	—	(963)
Proceeds from revolving line of credit	—	8,000
Repayments of revolving line of credit	(25,000)	(8,000)
Cash contributed from (distribution to) members	1,474	(37)
Net cash provided by financing activities	126,775	30,968

Net increase in cash and cash equivalents	102,149	1,735

Cash and cash equivalents, beginning	11,530	5,455
Cash and cash equivalents, ending	113,679	7,190

Supplemental Disclosures
Cash paid during the period for interest	$11,038	$11,394
Cash paid during the period for income taxes, net of refunds	$3,656	$—

Supplemental Non-Cash Investing and Financing Activities
Non-cash acquisition of finance lease right-of-use assets	$—	$969
Non-cash acquisition of operating lease right-of-use assets	$77	$—
Acquisitions of property and equipment included in liabilities	$1,028	$621
Acquisition of business included in liabilities	$485	$604
Payment-in-kind interest expense	$—	$148

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
Formation and Nature of Business Operations

Karman Holdings, Inc. (the “Company”) conducts business as Karman Space and Defense (“Karman”). Karman was incorporated in Delaware in August 2020 for the purpose of acquiring and operating companies providing contract manufacturing services to the aerospace and defense industries. Karman is headquartered in Dallas, Texas. It currently operates five subsidiaries in Brea, El Monte, Huntington Beach, California, Mukilteo, Washington and Wilsonville, Oregon.

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

As of March 31, 2025, Karman’s five wholly-owned subsidiaries are:

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
4.
Systima Technologies, Inc. (Systima), a C-corporation, purchased September 14, 2021
5.
Rapid Machine Solutions – Wolcott Design Services, LLC (RMS), a limited liability company, purchased February 16, 2024

Initial Public Offering

On February 12, 2025 the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective. The Company operates as Karman Holdings Inc., a Delaware corporation. Prior to the effectiveness of the IPO, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025, the Company converted into a Delaware corporation and changed the name to Karman Holdings Inc. Pursuant to the conversion, all outstanding equity interests and all outstanding P Units were converted into an aggregate of 123.8 million shares of common stock of Karman Holdings Inc.

On February 14, 2025, the Company completed the IPO of 26.5 million shares of its common stock at a public offering price of $22.00 per share, of which, 8.4 million shares were sold by the Company. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions, payments to Phantom Unit holders and other offering expenses, were approximately $147.3 million. See Note 9 and Note 10 for details.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three-month periods presented are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2025, the Company had $436.0 million of remaining performance obligations. The Company expects to recognize approximately 35.9% of the remaining performance obligations as revenue in 2025, 17.2% in 2026, and 46.9% thereafter.

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

The following table summarizes our contract assets and liabilities:

	March 31,	December 31,
	2025	2024
Accounts receivable	$47,768	$55,220
Contract assets	$122,154	$107,222
Contract liabilities	$26,001	$29,868

Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the period ended March 31, 2025 and December 31, 2024 was not material. Changes in contract assets and contract liabilities were as follows:

	March 31,	December 31,
	2025	2024
Contract assets, beginning of period	$107,222	$89,184
Contract assets recorded during the period	61,662	96,433
Reclassified to accounts receivable during the period	(46,730)	(78,395)
Contract assets, end of period	$122,154	$107,222

	March 31,	December 31,
	2025	2024
Contract liabilities, beginning of period	$29,868	$36,074
Customer advances received or billed	7,269	19,914
Recognition of unearned revenue	(11,136)	(26,120)
Contract liabilities, end of period	$26,001	$29,868

The Company’s contracts with customers relate to the design, manufacturing and delivery of its products in the following markets:

•
Hypersonic and Strategic Missile Defense – Hypersonic missiles, large diameter missile deterrent technologies and intercontinental strategic missile defense systems
•
Space and Launch – Traditional and new space launch rocket systems, space capsules, vehicles and payloads
•
Tactical Missile and Integrated Defense Systems – Precision guided missiles, small diameter rocket and missile technologies and integrated defense systems

Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

The following table presents our disaggregated revenue and revenue growth by end-markets for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	% of Revenue	2024	% of Revenue	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$30,056	30.0%	$24,822	29.9%	21.1%
Space & Launch	33,875	33.8%	30,256	36.5%	12.0%
Tactical Missile & Integrated Defense Systems	36,197	36.2%	27,928	33.6%	29.6%
Total Revenue	$100,128	100.0%	$83,006	100.0%	20.6%

Contract Estimates

The Company recognizes changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the condensed consolidated statements of operations in the period in which it is identified. During the period ended March 31, 2025 and 2024, changes in accounting estimates on revenue recognition was immaterial.

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. The Company recognizes raw materials within inventory. As of March 31, 2025, the balance of raw materials and work in progress was $9.8 million and $0.6 million, respectively, and as of December 31, 2024, the balance of raw materials and work in progress was $9.5 million and $0.4 million, respectively.

Prepaid and other current assets

Within prepaid and other current assets, the Company recognizes prepaid expenses for prepayments for goods that are expected to be consumed within 12 months.

The following table summarizes our prepaid and other current assets:

	March 31,	December 31,
	2025	2024
Deferred offering costs	$—	$12,202
Other prepaid and current assets	7,522	5,654
Prepaid and other current assets	$7,522	$17,856

Accounts Receivable and Credit Loss Reserves

Accounts receivable are comprised of unsecured amounts due from customers and presented net of any allowance for credit losses. The Company recognizes its estimate of expected losses on accounts receivable within the scope of the current expected credit losses (“CECL”) model under ASC 326. All accounts receivable balances 180 days beyond the contractual due date will be reserved at 50% and balances one year beyond the contractual due date will be reserved at 100%. For contract assets, the Company establishes a reserve for contract assets when a job exceeds a certain length of inactivity unless there is persuasive evidence the balance will still be recoverable.

The following table summarizes our allowance for credit losses:

	March 31,	December 31,
	2025	2024
Allowance for credit losses, beginning balance	$(712)	$(1,039)
Credit loss recoveries (expenses)	79	(268)
Write-offs	119	595
Allowance for credit losses, ending balance	$(514)	$(712)

Other Current Liabilities

Within other current liabilities, the Company recognizes certain accrued expenses and liabilities due within 12 months. The following table summarizes our other current liabilities:

	March 31,	December 31,
	2025	2024
Accrued offering costs	$1,028	$11,720
Other accrued expenses and current liabilities	34	767
Other current liabilities	$1,062	$12,487

Concentration of Credit Risk

Revenue from a few customers will typically represent a significant portion of the Company’s total revenue in any given fiscal year.

For the three months ended March 31, 2025, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 23.4%, 15.5% and 13.7% of the Company’s total revenues during the year.

For the three months ended March 31, 2024, the Company had two customers with greater than 10% of the Company’s revenues, these customers comprised 31.2% and 10.4%f the Company’s total revenues during the year.

As of March 31, 2025, these three customers accounted for 46.3% of accounts receivable. As of December 31, 2024, these three customers accounted for 58.7% of accounts receivable.

One supplier accounted approximately 12.1% of accounts payable as of March 31, 2025. One supplier accounted for approximately 19.6% of accounts payable as of December 31, 2024.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Under the fair value provisions, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period.

Net Income (Loss) Per Common Share or Common Unit

The Company uses the two-class method in calculating earnings per unit when it issues securities other than common units that contractually entitle the holder to participate in distributions and earnings of the Company. The Company historically issued Profit Interest Units (PIUs) in the form of Class P LLC Membership Units (“P Units”) that, once vested, participate in its distributions and earnings after the common units receive their return of capital plus a specified threshold amount. For the three months ended March 31, 2024, because the Company’s undistributed or distributed earnings did not exceeded the P Units’ thresholds, no earnings were allocated to the P Units in the computation of basic and diluted earnings per unit.

The Company presents both basic and diluted earnings per share and per unit amounts. Basic earnings per share and per unit is computed by dividing the net income attributable to common shares or common units by the weighted-average number of shares or units outstanding during the period.

Diluted earnings per share or per unit represents net income divided by the weighted-average number of shares or units outstanding, inclusive of the effect of dilutive units and contingently issuable shares or units. For the three months ended March 31, 2025 and 2024, the Company had no potentially dilutive securities.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update clarifies the scope of “Profit Interest” and similar awards and adds an illustrative example to the existing ASC 718 standard that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for interim and annual financial statements not yet issued or made available for issuance. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or (2) modified on or after the date at which the entity first applies the amendments. On January 1, 2025, the Company retrospectively adopted ASU 2024-01. The standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

Investments and Fair Value Measurements

The Company applies the provisions under ASC 820, Fair Value Measurements, for financial assets and liabilities that are remeasured and reported at fair value each reporting period, and for nonfinancial assets and liabilities that are remeasured and reported at fair value on a nonrecurring basis. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Where quoted market prices for identical assets and liabilities are available in active markets, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include exchange traded securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, but are based on other observable inputs, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and would generally be classified within Level 2 of the valuation hierarchy. Level 3 securities are securities where the inputs to the valuation methodology are unobservable inputs based on best estimates of inputs market participants that would be used in pricing the asset or liability as of the measurement date, including assumptions about risk. There were no transfers between Level 1, Level 2, or Level 3 for the three months ended March 31, 2025 or March 31, 2024.

On February 27, 2025, the Company invested $6.0 million in an unrelated party (the “Issuer”) in the form of a convertible promissory note (the “Note”). The Note will mature on the fifth anniversary of the Note’s issuance, bears no interest and is convertible into the Issuer’s shares prior to the maturity date at the Company’s discretion or upon the occurrence of certain future events. The Note was accounted for as available-for-sale debt instrument measured at fair value and recorded in Other assets. The fair value of this Note is classified within level 3 of the fair value hierarchy. As of March 31, 2025, the fair value of Note approximates its carrying amount.

3.
Property and Equipment

Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Machinery and equipment (7-10 year assets)	$62,414	$59,669
Vehicles (5 year assets)	40	48
Office furniture and equipment (5-7 year assets)	1,254	1,253
Computer systems (3 year assets)	2,585	2,532
Leasehold improvements (life tied to lease duration)	17,166	14,201
Construction in process	9,639	10,129
Total property and equipment	93,098	87,832
Less accumulated depreciation	(29,734)	(26,952)
Property and equipment, net	$63,364	$60,880

Depreciation expense associated with property and equipment amounted to $2,781,990 and $2,166,752 for the three months ended March 31, 2025 and 2024, respectively.

4.
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

The Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The Acquisition was accounted for using the acquisition method of accounting. To fund the business combination, the Company entered into a term loan of $35 million with TCW. The fair value of the total purchase consideration transferred was $31.3 million in cash. The Acquisition does not have any contingent consideration arrangements.

The Company also incurred $1.6 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2024.

The following table sets forth the estimated fair values of the assets acquired, and liabilities assumed in connection with the Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$44
Accounts receivable	2,312
Prepaid expenses	5
Inventory	828
Property plant and equipment	2,987
Customer backlogs	5,300
Customer relationships	13,000
Right of use lease assets	348
Total assets acquired	$24,824

Accounts payable	$857
Accrued liabilities	157
Lease liabilities, current	12
Lease liabilities, non-current	336
Total liabilities assumed	$1,362

Goodwill	$7,872
Fair Value of Consideration	$31,334

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the Acquisition:

	Acquisition Date Fair Value	Estimated Life
Intangible Asset	(in thousands)	(in years)
Customer Backlog	$5,300	2.5
Customer Relationships	$13,000	16.0

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

Since the Acquisition Date through the three months ended March 31, 2024, RMS revenue and net loss were $2.1 million and $0.9 million, respectively.

5.
Goodwill and Intangibles

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2024	$217,274
Acquisitions	7,872
Impairments	—
Balance at December 31, 2024	225,146
Acquisitions	—
Impairments	—
Balance at March 31, 2025	$225,146

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets:

		As of March 31, 2025			As of December 31, 2024
	Estimated Useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)			(in thousands)
Patents	9 years	$2,722	$(849)	$1,873	$2,722	$(774)	$1,948
Know-How	10 years	2,286	(642)	1,644	2,286	(585)	1,701
Customer Backlogs	0.6-2.5 years	38,750	(35,832)	2,918	38,750	(35,302)	3,448
Customer Relationships	13-19 years	255,600	(57,460)	198,140	255,600	(53,745)	201,855
Total Intangible Assets		$299,358	$(94,783)	$204,575	$299,358	$(90,406)	$208,952

Amortization expense amounted to $4.4 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 15.9 years.

6.
Debt

Notes Payable

The Company’s notes payable consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(in thousands)
TCW Term Note	$324,380	$326,662
Seller Note	10,646	10,452
Total notes payable	335,026	337,114
Issuance costs	(2,467)	(3,054)
Subtotal	332,559	334,060
Less: current portion of notes payable	(7,140)	(7,140)
Long-term notes payable	325,419	326,920

As of March 31, 2025, the Company has a term note payable under the TCW Credit Agreement (the “TCW Term Note”). The TCW Term Note was used to consolidate debt and finance the Company’s historical acquisitions. The note was issued in December 2020 with an original maturity date of December 2025. On February 16, 2024, the Company increased its TCW Term Note by $35 million to fund the acquisition of RMS and related closing costs. All other terms of the TCW Term Note were unchanged.

The TCW Term Note carries variable interest payments based on specified benchmark reference rates. Interest rates were 10.83% and 11.01% as of March 31, 2025 and December 31, 2024, respectively.

The TCW Term Note has financial covenants such as total leverage ratios and fixed charge coverage ratios, which apply for any consecutive twelve fiscal months. As of March 31, 2025 and December 31, 2024, the Company maintained all leverage ratios and fixed charge coverage ratios. A prepayment penalty on any principal amounts repaid prior to maturity expired in April 2025. The TCW Term Note has mandatory quarterly principal repayments of $2.1 million. Upon achieving certain measurements of cash flows, the Company is required to use the cash to repay principal amounts of the TCW Term Note. Optional principal repayments above certain minimum cash thresholds are also permitted. As of March 31, 2025 and December 31, 2024, no optional principal repayments have been made.

On January 13, 2025, the Company extended the final maturity date of the TCW Term Note from December 21, 2025 to March 20, 2026. On March 25, 2025, the Company extended the final maturity date of the TCW Term Note from March 20, 2026 to April 15, 2026. All other material terms of the term note were unchanged.

The Company holds a note payable to one of the sellers (the “Seller Note”) from a prior acquisition for $6.6 million. The note bears interest at 7.5% and is capitalized annually on the anniversary date of the acquisition. The outstanding principal and interest balance as of March 31, 2025 and December 31, 2024 was $10.6 million and $10.5 million, respectively. The Seller Note plus all capitalized interest amounts is due and payable March 22, 2026. In April 2025,The Company repaid outstanding principal and interest balance of $10.6 million.

Revolving Line of Credit

As of March 31, 2025, the Company has a revolving line of credit under the TCW Credit Agreement to provide for working capital needs. This line of credit had an initial borrowing limit of $20 million and expiration date in December 2025, which is the date the principal amounts are due. On December 27, 2024, the Company increased the borrowing limit of its revolving line of credit from $20.0 million to $25.0 million and borrowed an additional $5.0 million in cash net of financing expenses of $0.1 million. All other terms of the TCW Credit Agreement were unchanged. Amounts outstanding on the revolving line of credit under the TCW Credit Agreement were $0.0 million and $20.0 million as of March 31, 2025 and December 31, 2024, respectively.

The Company’s revolving line of credit carries variable interest payments based on specified benchmark reference rates. Borrowings under the line of credit bear interest based on the Secured Overnight Financing Rate (SOFR) and the Company’s leverage ratio. Interest rates were 10.83% and 11.01% as of March 31, 2025 and December 31, 2024, respectively.

The revolving line of credit has financial covenants such as total leverage ratios and fixed charge coverage ratios, which apply for any consecutive twelve fiscal months. As of March 31, 2025 and December 31, 2024, the Company maintained all leverage ratios and fixed charge coverage ratios. Depending on the amount of cash generated from operations, disposition of assets, or sale of operation, the Company is required to use certain excess amounts to repay the outstanding principal balance of the revolving credit line. Additionally, optional principal repayments above certain minimum cash thresholds are also permitted. Debt repayment can be made before the due date without penalties.

On January 13, 2025, the Company extended the final maturity date of the revolving line of credit under the TCW Credit Agreement from December 21, 2025 to March 20, 2026. On March 25, 2025, the Company extended the final maturity date of this revolving line of credit from March 20, 2026 to April 15, 2026. All other material terms of the revolving line of credit were unchanged.

Total interest expense related to the revolving line of credit, finance leases (Note 7) and notes payable amounted to $11.8 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively. Through March 31, 2025, debt origination fees related to the Term Note were $10.9 million, which are being amortized over the life of the loan using the straight-line method, as the difference between use of the effective interest and straight-line method is not material. Amortization of debt origination fees, related to the Term Note, of $0.6 million and $0.5 million were recorded as part of interest expense for the three months ended March 31, 2025 and 2024, respectively.

No accrued interest was recorded under the revolving line of credit under the TCW Credit Agreement and the TCW Term Note as of both March 31, 2025 and December 31, 2024.

On April 1, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the TCW Credit Agreement. This transaction resulted in the extinguishment of the aforementioned TCW Term Note and facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030. See Note 15.

7.
Lease Obligations

The Company has certain property leases, with former owners and members for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $4.2 million and $2.4 million for the three months ended March 31, 2025 and 2024.

Consolidated Lease Summary

On a consolidated basis, lease activity for the three month ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Finance lease expense
Amortization of ROU assets	$2,293	$1,513
Interest on lease liabilities	2,268	1,634
Operating lease expense	679	422
Total	$5,240	$3,569

Amortization of ROU assets are included in the depreciation and amortization expense line of the Condensed Consolidated Statements of Operations.

On a consolidated basis, supplemental cash flow information for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$2,275	$1,634
Financing cash flows from finance leases	$1,226	$329
Operating cash flows from operating leases	$699	$433
ROU assets obtained in exchange for new finance lease liabilities	$—	$969
ROU assets obtained in exchange for new operating lease liabilities	$77	$—
Weighted-average remaining lease term in years for finance leases	13.63	n/a
Weighted-average remaining lease term in years for operating leases	6.08	n/a
Weighted-average discount rate for finance leases	8.39%	n/a
Weighted-average discount rate for operating leases	9.47%	n/a

8.
Retirement Plans

Employee Benefit Plan

The Company maintains 401(k) Plans for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. There were contributions of $0.8 million and $0.6 million made to the plans during the three months ended March 31, 2025 and 2024 respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the condensed consolidated statement of operations, depending on the nature of the employee’s work.

9.
Membership Units

Prior to the IPO, the Company issued membership units both in conjunction with purchases of subsidiaries and to reflect further investment in the Company’s operations. The Company issued Class A, Class B, and Class C units with substantially identical rights, privileges and liquidation preferences. No member shall be liable for the debts, liabilities or obligations of the Company beyond the member’s contributions. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of TCFIII Spaceco Holdings LLC, all Membership Units entitle unitholders to share in the proceeds from capital transactions, including a sale of the Company, and grant them voting rights on matters requiring the consent of Members. As of December 31, 2024, a total of 166,737,325 shares of membership units were outstanding. In connection with the IPO in February 2025, all of the outstanding membership units were converted on a 0.68-for-1 basis into 112,566,039 shares of common stock of the Company.

10.
Share-Based Compensation

The Company historically, through Spaceco Management Equity LLC (the “Management Company”) under the Spaceco Management Equity LLC Equity Incentive Plan (the “Equity Incentive Plan”), granted P Units to certain employees of the Company and its subsidiaries, in exchange for their services to the Company. Management Company has an economic interest in the Company, but no other interests or business operations other than issuing P Units directly to management employees on behalf of the Company.

The accounting for grants of P Units by the Company to Management Company and Management Company’s contemporaneous issuance of P Units to individual Company employees represents a distribution from the Company immediately followed by a contribution from Management Company, which together would have no financial statement impact. As a result, the Company refers to P Units issued to Management Company as though the Company had issued P Units directly to the employee.

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

The Company records compensation cost for Time-Based Units over the requisite service period using the straight-line method.

The following table summarizes P Units activities:

	P Units	Weighted Average Grant- Date Fair Value
Nonvested units at January 1, 2024	8,892,655	$0.31
Granted	—	—
Vested	(3,797,905)	$0.28
Forfeited	—	—
Nonvested units at December 31, 2024	5,094,750	$0.32
Granted	—	—
Vested	(5,094,750)	$0.32
Forfeited	—	—
Nonvested units at March 31, 2025	—	—

In February 2025, in connection with the IPO, all 18,063,207 P Units outstanding were converted into 11,187,501 shares of the Company’s common stock on a 0.62-for-1 basis. All unvested P Units vested immediately. The Company recognized share-based compensation expense of $1.4 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, in general and administrative expenses in the condensed consolidated statement of operations. As of March 31, 2025, there are no P Units outstanding.

Phantom Plan

On September 23, 2024 the Company adopted a Transaction Bonuses plan (the “Phantom Plan”), pursuant to which the Company granted Phantom Units through Management Company to select employees providing services to the Company and/or its subsidiaries.

The Phantom Units are subject to service and performance-based vesting conditions. The Phantom Units are entitled to payment if the recipient is employed in the period in which a distribution event to P Unit holders, such as a change in control, initial public offering or liquidation event is consummated. The Phantom Units are not entitled to any payments until a distribution to the Company’s unitholders in excess of the $470.2 million threshold value occurs. The Company does not recognize any compensation cost for Phantom Units as these events are not considered probable, until the event actually occurs.

The following table summarizes Phantom Units activities:

	Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested units as of January 1, 2024	—	—
Granted	463,162	$3.04
Vested	—	—
Forfeited	—	—
Nonvested units at December 31, 2024	463,162	$3.04
Granted	—	—
Vested	(463,162)	$3.04
Forfeited	—	—
Nonvested units at March 31, 2025	—	$—

In connection with the IPO in February 2025, the Phantom Units were settled for $6.6 million in cash, which was recognized as share-based compensation expense in general and administrative expenses in the condensed consolidated statements of operations.

11.
Net Income (Loss) Per Common Share and Common Unit

Net income (loss) per common share and common unit was computed as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands except per share data)
Net income (loss)	$(4,798)	$2,122
Weighted average common share and unit outstanding - basic, respectively	132,175	166,776
Effect of dilutive common shares and unit, respectively	—	—
Weighted average common share and unit outstanding - diluted, respectively	132,175	166,776
Net income (loss) per common share and unit - basic, respectively	$(0.04)	$0.01
Net income (loss) per common share and unit - diluted, respectively	$(0.04)	$0.01

The Company had no potentially dilutive securities in any period presented.

12.
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

The following table summarizes the Company’s revenues, net income (loss) and significant expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$100,124	$83,006
Expenses and other items:
Cost of goods sold:
Labor	(27,677)	(22,375)
Materials	(26,236)	(25,553)
Overhead	(4,091)	(4,140)
Depreciation and amortization	(2,669)	(1,938)
Total cost of goods sold	(60,673)	(54,006)
General and administrative expenses	(23,288)	(10,089)
Depreciation and amortization not included in cost of goods sold	(6,200)	(5,412)
Other income (expense)	(80)	770
Interest expense, net	(11,373)	(12,060)
Income tax provision (benefit)	(3,308)	(87)
Net income (loss)	$(4,798)	$2,122

General and administrative expenses include share-based compensation of $8.0 million and $0.3 million for the three months ended March 31, 2025 and 2024 respectively.

Other expense for the three months ended March 31, 2025 was immaterial. Other income for the three months ended March 31, 2024 was $0.8 million, which was was primarily attributable to the gain from the settlement of a shareholder note in the three months ended March 2024.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the condensed consolidated statement of cash flows for the amount of cash paid for capital expenditures.

Interest income during the periods presented is insignificant.

13.
Provision for Income Tax

The following table summarizes the Company’s income tax expense and effective tax rate three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percent)
Net income (loss)	$(1,490)	$2,209
Income tax expenses	3,308	87
Effective tax rate	(222.0)%	3.9%

The primary drivers for the difference between the effective income tax rates for the three months ended March 31, 2025 and the U.S. Federal statutory rate of 21% included (I) R&D credits, offset by (ii) state taxes including change in rates, (iii) non-deductible profit interests, (iv) officer compensation, (v) uncertain tax positions including penalties and interest, and (vi) change in entity classification.

The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributed to discrete items for change in entity classification, non-deductible officers’ compensation and interest and penalties from prior year tax returns and uncertain tax positions. The negative effective tax rate is due to the loss before provision for income taxes for the three-months ended March 31, 2025.

14.
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

The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of March 31, 2025 and December 31, 2024, the Company has no material reserves for legal contingencies and does not believe it is subject to material litigation risk. Legal fees are expensed as incurred.

15.
Subsequent Events

The following material subsequent events were noted:

In April 1, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the TCW Credit Agreement. This transaction resulted in the extinguishment of the aforementioned TCW Term Note and facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030.

On April 2, 2025, the Company completed its acquisition of MTI Holdings LLC (“MTI”) pursuant to a Securities Purchase Agreement (the “Agreement”), under which the Company purchased all issued and outstanding equity interests in MTI Partners LLC and Metal Machining LLC d/b/a Innovative Precision, for approximately $90 million in cash. The Agreement contains customary representations, warranties and covenants of both the Company and MTI. The acquisition is expected to be accounted for as a business combination and the Company is in the process of preparing its preliminary purchase price allocation.

On April 17, 2025, the Company repaid the $10.6 million outstanding principal and interest balance of the Seller Note which was due and payable March 22, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited interim condensed consolidated financial statements, including the related notes thereto, contained within this Item 1 of this Quarterly Report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this prospectus titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “Karman,” “we,” “us,” and “our” refer to TCFIII Spaceco Holdings and its other subsidiaries prior to the Corporate Conversion and to Karman Holdings Inc. or Karman Holdco and its consolidated subsidiaries for all periods following the Corporate Conversion.

Overview

We specialize in the rapid design, development and production of critical, next-generation system solutions for launch vehicle, satellite, spacecraft, missile defense, hypersonic and UAS customers. Our integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense and space sector initiatives. We estimate that no single program accounted for more than 11% of sales in the three months ended March 31, 2025 or the three months ended March 31, 2024, with revenue from over 100 active programs supporting current production and next-generation space, missile, hypersonic, and defense applications.

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

Our solutions are deployed across three growing, core end markets including: Hypersonics and Strategic Missile Defense, Tactical Missile and Integrated Defense Systems, and Space and Launch. We currently serve a diverse customer base supported by long-term relationships and engineering partnerships and believe that our differentiated technical design, intellectual property, and track record of mission success provides us with a value proposition that proves difficult to replicate by current competitors and potential future entrants. By utilizing our vertically integrated, concept-to-production capabilities, we have created a business model aimed at creating long-term, sustainable value for our customers, the programs we support, and the warfighter.

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

Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after March 31, 2025, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Corporate Conversion

We currently operate as a corporation under the name Karman Holdings Inc. Prior to our initial public offering (the “IPO”), we converted from a Delaware limited liability company named TCFIII Spaceco Holdings LLC. In the conversion, all of our outstanding equity interests and all outstanding P Unites were converted into 123.8 million shares of common stock of Karman Holdings Inc.

On February 14, 2025, we completed the IPO of 26.5 million shares of its common stock at a public offering price of $22.00 per share, of which, 8.4 million shares were sold by the Company. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions, payments to phantom unit holders and other offering expenses, were approximately $147.3 million.

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

Components of Operations

Revenues

We generate our revenue primarily from the design, development and deployment of systems and subsystems (Propulsion Systems, Aerodynamic Interstage Systems, and Payload Protection and Deployment Systems) across three end markets (Hypersonic and Strategic Missile Defense, Missile and Integrated Defense Systems, and Space and Launch). We do not believe our revenues are subject to significant seasonal variations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth, for the three months ended March 31, 2025 and 2024, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Revenue	$100,124	$83,006	17,118	20.6%
Cost of goods sold	60,673	54,006	6,667	12.3%
Gross profit	39,451	29,000	10,451	36.0%
General and administrative expenses	23,288	10,089	13,199	130.8%
Depreciation and amortization expense	6,200	5,412	788	14.6%
Total operating expenses	29,488	15,501	13,987	90.2%
Net operating income	9,963	13,499	(3,536)	(26.2%)
Interest expense, net	(11,373)	(12,060)	687	(5.7%)
Other income (expense)	(80)	770	(850)	(110.4%)
Provision for income taxes	(3,308)	(87)	(3,221)	3,702.3%
Net income (loss)	(4,798)	2,122	(6,920)	(326.1%)
Net Income (loss) Margin	(4.8%)	2.6%		(7.3%)
Operating Margin	10.0%	16.3%		(6.3%)
Gross Profit Margin	39.4%	34.9%		4.5%

Revenue

Revenue for the three months ended March 31, 2025 increased $17.1 million, or 20.6%, to $100.1 million as compared to $83.0 million for the three months ended March 31, 2024. Revenue represents sales from our existing businesses over comparable periods.

The increase in revenues for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to organic growth across all end-markets, Tactical Missile and Integrated Defense Systems, followed by Hypersonics and Strategic Missile Defense and Space and Launch.

As described in additional detail below, the results of operations include the following disaggregation of end market revenues:

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$30,056	$24,822	$5,234	21.1%
Space and Launch	33,875	30,256	3,619	12.0%
Tactical Missile and Integrated Defense Systems	36,197	27,928	8,269	29.6%
Total Revenue	$100,128	$83,006	$17,122	20.6%

Growth in Hypersonics and Strategic Missile Defense revenue was driven by a net increase in funded development and production programs, primarily progress on the Next Generation Interceptor (“NGI”) program, partially offset by a decrease in revenue from another development program that did not advance to production.

Space and Launch revenue grew as a result of a net increase in funded development and production programs, partially offset by a decrease in revenue from the Space Launch Systems (“SLS”). A projected increase in U.S. space launch cadence from commercial and defense missions is likely to result in continued revenue growth in and beyond the current fiscal year.

Tactical Missiles and Integrated Defense Systems revenue grew as a result of a net increase from key programs entering or continuing their production phases within their program lifecycles, partially offset by temporary declines in other programs. This market’s growth continues to be supported by successful system deployments to active conflict zones, the replenishment of U.S. military inventories and continued investment in next-generation capabilities.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $60.7 million for the three months ended March 31, 2025, from $54.0 million for the three months ended March 31, 2024. The $6.7 million, or 12.3%, increase in cost of goods sold was primarily a result of increased labor costs to support revenue growth.

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Labor	$27,677	$22,375	$5,302	23.7%
Materials	26,236	25,553	683	2.7%
Overhead	4,091	4,140	(49)	(1.2%)
Depreciation	2,669	1,938	731	37.7%
Total cost of goods sold	$60,673	$54,006	$6,667	12.3%

Gross margin increased by 4.5% to 39.4% for the three months ended March 31, 2025, from 34.9% for the three months ended March 31, 2024, which was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses increased to $23.3 million for the three months ended March 31, 2025 from $10.1 million for the three months ended March 31, 2024. General and administrative expenses and the related percentage changes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Payroll	$6,604	$4,877	$1,727	35.4%
Professional fees	4,386	2,074	2,312	111.5%
Marketing	111	83	28	33.7%
Computers & Software	984	456	528	115.8%
Share-based compensation	8,084	251	7,833	3,120.7%
Other	3,119	2,348	771	32.8%
Total general and administrative expenses	$23,288	$10,089	$13,199	130.8%

The 130.8% increase in general and administrative expenses between the three months ended March 31, 2025 and 2024 was primarily driven by an increase in share-based compensation and professional fees for tax, accounting, and consulting fees primarily related to the IPO. These additional costs reflect the continued expansion of our operational support capabilities and the integration of newly established regional campuses and acquisitions. The increase in general and administrative expenses was partially offset by decreases in bad debt expenses and legal fees.

Depreciation and Amortization

Depreciation and amortization expense increased to $6.2 million for the three months ended March 31, 2025 compared to $5.4 million for the three months ended March 31, 2024. The increase in amortization expense for the three months ended March 31, 2025, is primarily attributable to the amortization of $18.3 million of intangible assets acquired in the RMS acquisition on February 14, 2024. The acquired RMS intangible assets will be amortized over a weighted average period of 12.1 years. Depreciation of fixed assets used in the production of goods sold is included in cost of goods sold.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2025 decreased by $0.7 million, or (5.7%), to $11.4 million compared to $12.1 million during the three month ended March 31, 2024. Both the Revolving Credit Facility and Term Note payable are variable interest rate loans with an applicable spread. For additional information related to debt, see Note 6, Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income (expense)

Other income (expense) for the three months ended March 31, 2025 and 2024 was ($0.1) million and $0.8 million, respectively. The difference between periods was primarily attributable to the gain from a settlement of a shareholder note in the three months ended March 31, 2024.

Provision for Income Taxes

The provision for income taxes was $3.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in provision for income taxes was attributable to net loss during the three months ended 31, 2025. For additional information regarding provisions for taxes, see Note 13, Provision for Income Taxes, in the Notes to the Condensed Consolidated Financial Statements.

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

Financial and Operating Data

	Three Months Ended March 31,
(unaudited, in thousands, except percent)	2025	2024
Revenue	$100,124	$83,006
Funded Backlog[1]	636,350	539,979
Net income (loss)	(4,798)	2,122
EBITDA[2]	18,752	21,619
Adjusted EBITDA[2]	$30,319	$24,297
Net income (loss) margin	(4.8%)	2.6%
Adjusted EBITDA Margin[2]	30.3%	29.3%

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

Adjusted EPS represents GAAP net income (loss) per fully diluted share, excluding transaction related expenses, integration expenses and non-recurring costs, lender and administrative agent fees and share-based compensation as they are not representative of our operating performance.

The reconciliation of GAAP to non-GAAP financial measures is provided below.

Reconciliation of GAAP to Non-GAAP Financial Measures:

	For the three months ended March 31,
(unaudited, in thousands, except percent)	2025	2024
Net (loss) income	$(4,798)	$2,122
Income tax provision	3,308	87
Depreciation and amortization[1]	8,869	7,350
Interest expense, net	11,373	12,060
EBITDA	18,752	21,619
Transaction related expenses[2]	1,962	2,011
Integration expenses and non-recurring restructuring costs[3]	261	416
Lender and administrative agent fees[4]	1,260	—
Share-based Compensation[5]	8,084	251
Adjusted EBITDA	$30,319	$24,297
Revenue	$100,124	$83,006
Net income (loss) margin	(4.8%)	2.6%
Adjusted EBITDA Margin	30.3%	29.3%

	For the three months ended March 31,
(unaudited)	2025	2024
GAAP net (loss) income per share and unit, respectively	$(0.04)	$0.01
Transaction-related expenses[2]	0.02	0.01
Integration expenses and non-recurring restructuring costs[3]	—	0.01
Lender and administrative agent fees[4]	0.01	—
Share-based compensation[5]	0.06	—
Adjusted EPS	$0.05	$0.03
1.
Depreciation and amortization expense includes $2.7 million and $1.9 million of allocated depreciation and amortization from cost of goods sold for the three months ended March 31, 2025, and 2024, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. During the periods presented, these costs were incurred for due diligence and legal fees related to an acquisition of equipment and intangible assets. Additionally, the Company incurred certain professional service fees related to its IPO that did not meet the requirements to be deferred issuance costs, these costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance. During the three months ended March 31, 2025, the $1.9 million was mostly related to such IPO related expenses.
3.
These costs include company-wide system implementation expenses and Company re-branding costs. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with one-off amendments to the Company’s credit agreement, separate from ongoing administrative fees.
5.
Reflects share-based compensation expenses associated with the Company’s P Units and Phantom Units that were fully vested in connection with the completion of the Company’s IPO in February 2025.

Although we use EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS as measures to assess the performance of our business and for the other purposes set forth above, the use of non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

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
•
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS exclude the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions;

•
the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin; and
•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin do not include the payment of taxes, which is a necessary element of our operations.

Because of these limitations, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS in isolation and specifically by using other U.S. GAAP measures, such as net sales and operating profit, to measure our operating performance. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measurements of financial performance under U.S. GAAP, and they should not be considered as alternatives to net income/(loss) or cash flow from operations determined in accordance with U.S. GAAP. Our calculations of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS may not be comparable to the calculations of similarly titled measures reported by other companies.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, intangible assets acquired in a business combination and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of its reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test we estimate the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. For purposes of testing goodwill for impairment, we operate as a single reporting unit. There was no impairment of our goodwill during the three months ended March 31, 2025 or 2024.

Acquired intangible assets include: customer relationships, customer production backlog, patents and know-how. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. We assess amortized intangible assets for impairment when events or circumstances suggest that the carrying values may not be recoverable. This assessment involves comparing the carrying value of the assets to their undiscounted expected future cash flows. If the total undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss equal to the difference between the carrying amount and the fair value of the assets. Determining fair value requires management to make estimates and judgments based on various factors, including projected revenues and associated earnings. We did not recognize any impairment losses during the three months ended March 31, 2025 or 2024.

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

The SEC defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” As previously reported in our Form 10-K for the year ended December 31, 2024, the following entity-level material weaknesses have been identified in our internal control over financial reporting.

•
we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.

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

As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are yet required to perform an evaluation of the effectiveness of our internal control over financial reporting. In the future, we may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.

Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our condensed consolidated financial statements, which could adversely affect our business and reduce the price of our common stock.

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

Liquidity and Capital Resources

The following table summarizes our capitalization:

	As of March 31,
	2025	2024
	(in thousands except ratio)
Cash and cash equivalents	$113,679	$7,190
Debt:
Finance lease liabilities (including current portion)	80,608	81,033
Revolving credit facility	—	20,000
Notes Payable, including current portion, net of debt issuance costs	332,559	338,573
Total debt	413,167	439,606
Stockholders' equity and members' equity, respectively	348,918	184,794
Total capitalization (debt plus equity)	$762,085	$624,400
Total debt to total capitalization	1.18	2.38

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

On March 25, 2025, we extended the final maturity date of the term note payable and revolving line of credit with TCW from March 20, 2026 to April 15, 2026. All other material terms of the TCW Term Note and TCW revolving line of credit were unchanged.

In April, 2025, we entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman are expected to terminate all outstanding commitments and repay all outstanding obligations under the TCW Credit Agreement. This transaction resulted in the extinguishment of the aforementioned TCW Term Note and facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030.

Based on our current outlook, we believe that net cash provided by operating activities and net proceeds of $147.3 million from the offering will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operatig activities	$(13,584)	$3,070
Investing activities	(11,042)	(32,303)
Financing activities	126,775	30,968
Net increase in cash and cash equivalents	$102,149	$1,735

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $13.6 million , primarily consisting of net loss of $4.8 million, non-cash item of $13.0 million and a net change in our operating assets and liabilities of $21.8 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $14.9 million, a decrease in contract liabilities of $3.9 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $20.0 million, which was mainly due to timing of payment and a decrease in accounts receivable of $7.5 million, which was due to timing of invoicing and improved collection.

Net cash provided by operating activities for the three months ended March 31, 2024 was $3.1 million, primarily consisting of net income of $2.1 million, non-cash items of $6.2 million and a net change in our operating assets and liabilities of $5.3 million. Change in our operating assets and liabilities was primarily driven by a decrease in accounts payable, accruals and income tax payable of 5.1 million, which was mainly due timing of payment.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $11.0 million, as a result of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2024 was $32.3 million, which was principally attributable to the RMS acquisition.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $126.8 million, which was primarily driven by net proceeds from our IPO of $153.8 million, partially offset by repayment of revolving line of credit of $25.0 million and repayment of notes payable of $2.3 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was $31.0 million, which was primarily driven by net proceeds from increasing our TCW Term Note by $34 million (net of debt issuance costs), partially offset by repayment of TCW Term Note of $2.7 million.

Other Obligations and Commitments

See Note 6 through Note 8, of the Notes to the Condensed Consolidated Financial Statements for information regarding our other obligations and commitments.

Leases

We lease certain facilities and equipment under financing and operating leases that expire at various dates through 2043. See Note 7, Leases, of the Notes to the Condensed Consolidated Financial Statements for information pertaining to lease payments relating to our operating and finance lease obligations.

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

Consolidated Lease Summary

On a consolidated basis, lease activity for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Finance lease expense
Amortization of ROU assets	$2,293	$1,513
Interest on lease liabilities	2,268	1,634
Operating lease expense	679	422
Total	$5,240	$3,569

On a consolidated basis, supplemental cash flow information for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$2,275	$1,634
Financing cash flows from finance leases	$1,226	$329
Operating cash flows from operating leases	$699	$433
ROU assets obtained in exchange for new finance lease liabilities	$—	$969
ROU assets obtained in exchange for new operating lease liabilities	$77	$—
Weighted-average remaining lease term in years for finance leases	13.63	n/a
Weighted-average remaining lease term in years for operating leases	6.08	n/a
Weighted-average discount rate for finance leases	8.39%	n/a
Weighted-average discount rate for operating leases	9.47%	n/a

Off-Balance Sheet Arrangements

As of March 31, 2025 and 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Revolving Credit Facility and Term Note, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the three months ended March 31, 2025 and 2024 would have resulted in approximately a $0.8 million and $0.8 million increase in interest expense, respectively.

We had cash of $113.7 million and $7.2 million as of March 31, 2025 and 2024, respectively, which is held for working capital and general corporate purposes. We do not have significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, look for alternative sourcing and reevaluate pricing, as we did in the prior periods. However, continued cost inflation and supply chain disruptions during 2025 may continue to require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, due to the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

As previously reported in our Form 10-K for the year ended December 31, 2024, the following entity-level material weaknesses have been identified:

•
we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication and monitoring activities components, relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, and (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels.

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

Karman Holdings Inc.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

ITEM 1A. RISK FACTORS

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. There have been no material changes to the risk factors previously described in our 2024 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)
Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the condensed consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
2.1

Plan of Conversion of TCFIII Spaceco Holdings LLC (d/b/a Karman Space and Defense, LLC) (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
4.1	Stockholder Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 19, 2025)
4.2	Registration Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 19, 2025)
10.1

Amendment No. Nine to Financing Agreement, dated March 25, 2025, among TCFIII Karman LLC, TCW Asset Management Company and the parties (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on April 10, 2025)

10.2+	Karman Holdings, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 13, 2025)
10.3

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

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

KARMAN HOLDINGS INC.

	By:	/s/ Mike Willis
Mike Willis
Date: May 14, 2025		Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: May 14, 2025	By:	/s/ Tony Koblinski
Tony Koblinski
Chief Executive Officer (Principal Executive Officer)