Form 10-Q
period 2025-06-30
Karman Holdings Inc.
filed 2025-08-08
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of registrant’s common shares outstanding as of August 1, 2025 was 132,322,435.

Karman Holdings Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Karman Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$27,438	$11,530
Accounts receivable, net	57,902	55,220
Contract assets	133,590	107,222
Inventory	14,740	9,883
Prepaid and other current assets	8,382	17,856
Total current assets	242,052	201,711
Property, plant and equipment	112,025	87,832
Less accumulated depreciation	(32,753)	(26,952)
Net property, plant and equipment	79,272	60,880
Other assets
Goodwill	301,840	225,146
Intangible assets, net	251,144	208,952
Operating lease right-of-use assets	6,697	6,071
Finance lease right-of-use assets	66,144	70,013
Other assets	6,780	1,187
Total other assets	632,605	511,369
Total assets	$953,929	$773,960
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,056	$28,296
Accrued payroll and related expenses	10,677	11,249
Contract liabilities	19,897	29,868
Short term operating lease liabilities	1,641	1,533
Short term finance lease liabilities	4,165	3,980
Short term notes payable, net of debt issuance costs	2,816	7,140
Income taxes payable	15,104	20,054
Other current liabilities	5,803	12,487
Total current liabilities	88,159	114,607
Long-term liabilities
Revolving line of credit	30,000	25,000
Long-term notes payable, net of current portion and net of debt issuance costs	365,847	326,920
Noncurrent operating lease liabilities, net of current portion	5,838	5,338
Noncurrent finance lease liabilities, net of current portion	75,477	77,957
Other liabilities	2,479	2,772
Deferred tax liabilities	24,652	25,370
Total long-term liabilities	504,293	463,357
Total liabilities	592,452	577,964
Equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock; $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,322,435 and none, respectively	132	—
Additional paid in capital	367,598	204,258
Accumulated other comprehensive income	75	75
Accumulated deficit	(6,328)	(8,337)
Stockholders' equity and members' equity, respectively	361,477	195,996
Total liabilities and equity	$953,929	$773,960

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share and per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$115,097	$85,039	$215,221	$168,045
Cost of goods sold	68,076	50,445	128,749	104,451
Gross profit	47,021	34,594	86,472	63,594
Operating expenses
General and administrative expenses	19,430	9,993	42,718	20,082
Depreciation and amortization expense	7,487	6,320	13,687	11,732
Operating expenses	26,917	16,313	56,405	31,814
Net operating income	20,104	18,281	30,067	31,780
Interest expense, net	(11,893)	(13,401)	(23,266)	(25,461)
Other income	380	36	300	806
Income before provision for income taxes	8,591	4,916	7,101	7,125
Provision for income taxes	(1,784)	(312)	(5,092)	(399)
Net income	6,807	4,604	2,009	6,726
Net income per common share and unit, basic and diluted, respectively	$0.05	$0.03	$0.02	$0.04
Weighted-average common share and units outstanding, basic and diluted, respectively	132,322	166,737	132,322	166,737

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2025	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Share-based compensation	—	—	—	1,410	—	—	1,410
Contributions	—	—	—	1,474	—	—	1,474
Conversion of member's equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Net loss	—	—	—	—	(4,798)	—	(4,798)
Balance, March 31, 2025	$132,175	$132	$361,846	$—	$(13,135)	$75	$348,918
Share-based compensation	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of Industrial Solid Propulsion	147	—	5,752	—	—	—	5,752
Net income	—	—	—	—	6,807	—	6,807
Balance, June 30, 2025	$132,322	$132	$367,598	$—	$(6,328)	$75	$361,477

TCFIII Spaceco Holdings LLC

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2024	—	$—	$—	$203,422	$(21,038)	$76	$182,460
Distributions	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	2,122	—	2,122
Share-based compensation	—	—	—	251	—	—	251
Balance, March 31, 2024	—	—	—	$203,636	$(18,916)	$76	$184,796
Distributions	—	—	—	(38)	—	—	(38)
Share-based compensation	—	—	—	246	—	—	246
Net income	—	—	—	—	4,604	—	4,604
Other Comprehensive loss	—	—	—	—	—	(1)	(1)
Balance, June 30, 2024	$—	$—	$—	$203,844	$(14,312)	$75	$189,607

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$2,009	$6,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	19,176	15,656
Amortization of debt issuance costs	789	1,128
Non-cash interest expense and other non-cash adjustments	2,651	(332)
Deferred income taxes	(718)	(5,251)
Share-based compensation expenses	1,410	497
Changes in operating assets and liabilities
Change in accounts receivable	936	3,373
Change in contract assets	(26,369)	(11,390)
Change in inventory	(397)	5,839
Change in prepaids and other assets	10,148	(190)
Change in contract liabilities	(10,066)	(5,502)
Change in accounts payable, accruals and income taxes payable	(18,865)	(1,108)
Change in acquisition related accrued expenses	(11,651)	—
Net change in ROU assets and lease liabilities	(8)	(233)
Net cash provided by (used in) operating activities	(30,955)	9,213
Cash flows from investing activities
Purchases of property and equipment	(8,669)	(6,703)
Investment in convertible note	(6,000)	—
Acquisitions of businesses, net of cash acquired	(126,279)	(30,687)
Net cash flows used in investing activities	(140,948)	(37,390)
Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	153,808	—
Finance lease payments	(1,896)	(1,098)
Proceeds from notes payable	375,000	35,000
Repayments of notes payable	(337,115)	(4,984)
Payments of debt issuance costs	(6,541)	(962)
Proceeds from revolving line of credit	30,000	17,000
Repayments of revolving line of credit	(25,000)	(17,500)
Repayment of debt assumed in ISP acquisition	(1,919)	—
Cash contributed from (distribution to) members	1,474	(76)
Net cash provided by financing activities	187,811	27,380
Net increase in cash and cash equivalents	15,908	(797)
Cash and cash equivalents, beginning	11,530	5,455
Cash and cash equivalents, ending	27,438	4,658
Supplemental Disclosures
Cash paid during the period for interest	$20,103	$23,898
Cash paid during the period for income taxes, net of refunds	$10,360	$—
Supplemental Non-Cash Investing and Financing Activities
Non-cash acquisition of finance lease right-of-use assets	$—	$4,087
Non-cash acquisition of operating lease right-of-use assets	$1,342	$—
Offering expenses included in liabilities	$1,028	$—
Acquisition of business included in liabilities	$3,899	$—
Common stock issued in acquisition of business	$5,752	$—
Acquisitions of property and equipment included in liabilities	$854	$1,010
Payment-in-kind interest expense	$—	$333

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
Formation and Nature of Business Operations

Karman Holdings Inc. (the “Company”) conducts business as Karman Space and Defense (“Karman”). Karman’s predecessor, TCFIII Spaceco Holdings LLC, was formed in August 2020 and, in connection with the Company’s initial public offering, converted into a Delaware corporation as Karman Holdings Inc. Karman is headquartered in Huntington Beach, California. It currently operates seven subsidiaries in Brea, California, El Monte, California, Huntington Beach, California, Mukilteo, Washington, Wilsonville Oregon, Albany, Oregon, Ogden, Utah and Cedar City, Utah.

Karman specializes in the rapid design, development and production of critical, next-generation system solutions for launch vehicle, satellite, spacecraft, missile defense, hypersonic and Unmanned Aircraft Systems (“UAS”) customers. Karman’s integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense (“DoD”) and space sector initiatives.

As of June 30, 2025, Karman’s seven wholly-owned subsidiaries are:

1.
Aerospace Engineering, LLC (“AEC”), a limited liability company, purchased August 28, 2020
2.
AMRO Fabricating Corporation (“AMRO”), a C-corporation, purchased October 28, 2020
3.
American Automated Engineering, Inc. (“AAE”), a C-corporation, purchased December 21, 2020
4.
Systima Technologies, Inc. (“Systima”), a C-corporation, purchased September 14, 2021
5.
Rapid Machine Solutions – Wolcott Design Services, LLC (“RMS”), a limited liability company, purchased February 16, 2024
6.
Metal Technology Inc. (“MTI”), a limited liability company, purchased April 2, 2025
7.
Industrial Solid Propulsion (“ISP”), an S-corporation, purchased May 28, 2025

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

As of June 30, 2025, the Company had $513.7 million of remaining performance obligations. The Company expects to recognize approximately 38.6% of the remaining performance obligations as revenue in 2025, 34.0% in 2026, and 27.4% thereafter.

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

The following table summarizes our contract assets and liabilities:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts receivable	$57,902	$55,220
Contract assets	$133,590	$107,222
Contract liabilities	$19,897	$29,868

Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the period ended June 30, 2025 and December 31, 2024 was not material. The following table summarizes the changes in contract assets and contract liabilities for the periods ended June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Contract assets, beginning of period	$107,222	$89,184
Contract assets recorded during the period	100,777	96,433
Reclassified to accounts receivable during the period	(74,409)	(78,395)
Contract assets, end of period	$133,590	$107,222

	June 30, 2025	December 31, 2024
	(in thousands)
Contract liabilities, beginning of period	$29,868	$36,074
Customer advances received or billed	14,505	19,914
Recognition of unearned revenue	(24,476)	(26,120)
Contract liabilities, end of period	$19,897	$29,868

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
•
Tactical Missiles and Integrated Defense Systems – Precision guided missiles, small diameter rocket and missile technologies and integrated defense systems

Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

The following table presents our disaggregated revenue and revenue growth by end-markets for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$34,960	30.4%	$28,741	33.8%	21.6%
Space & Launch	39,597	34.4%	28,512	33.5%	38.9%
Tactical Missiles & Integrated Defense Systems	40,540	35.2%	27,786	32.7%	45.9%
Total Revenue	$115,097	100.0%	$85,039	100.0%	35.3%

	Six Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$65,016	30.2%	$53,563	31.9%	21.4%
Space & Launch	73,468	34.1%	58,768	35.0%	25.0%
Tactical Missiles & Integrated Defense Systems	76,737	35.7%	55,714	33.2%	37.7%
Total Revenue	$215,221	100.0%	$168,045	100.0%	28.1%

Contract Estimates

The Company recognizes changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the condensed consolidated statements of operations in the period in which it is identified. During the period ended June 30, 2025 and 2024, changes in accounting estimates on revenue recognition was immaterial.

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. As of June 30, 2025, the balance of raw materials and work in progress was $11.5 million and $2.5 million, respectively, and as of December 31, 2024, the balance of raw materials and work in progress was $9.5 million and $0.4 million, respectively.

Prepaid and other current assets

Within prepaid and other current assets, the Company recognizes prepaid expenses for prepayments for goods that are expected to be consumed within 12 months.

The following table summarizes our prepaid and other current assets:

	June 30, 2025	December 31, 2024
	(in thousands)
Deferred offering costs	$—	$12,202
Other prepaid and current assets	8,382	5,654
Prepaid and other current assets	$8,382	$17,856

Accounts Receivable and Credit Loss Reserves

Accounts receivable comprise unsecured amounts due from customers and presented net of any allowance for credit losses. The Company recognizes its estimate of expected losses on accounts receivable within the scope of the current expected credit losses (“CECL”) model under ASC 326. All accounts receivable balances 180 days beyond the contractual due date will be reserved at 50% and balances one year beyond the contractual due date will be reserved at 100%. For contract assets, the Company establishes a reserve for contract assets when a job exceeds a certain length of inactivity unless there is persuasive evidence the balance will still be recoverable. The following table summarizes the allowance for credit losses for the periods ended June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses, beginning balance	$(712)	$(1,039)
Credit loss recoveries (expenses)	(10)	(268)
Write-offs	46	595
Allowance for credit losses, ending balance	$(676)	$(712)

Other Current Liabilities

Within other current liabilities, the Company recognizes certain accrued expenses and liabilities due within 12 months. The following table summarizes our other current liabilities:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued offering costs	$1,028	$11,720
Earnout liability	3,899	—
Other accrued expenses and current liabilities	876	767
Other current liabilities	$5,803	$12,487

Concentration of Credit Risk

Revenue from a few customers will typically represent a significant portion of the Company’s total revenue in any given fiscal year.

For the six months ended June 30, 2025, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 23.2%, 12.6% and 11.7% of the Company’s total revenues during the year.

For the six months ended June 30, 2024, the Company had two customers with greater than 10% of the Company’s revenues, these customers comprised 28.4% and 11.6% of the Company’s total revenues during the year.

As of June 30, 2025, these three customers accounted for 45.9% of accounts receivable. As of December 31, 2024, these three customers accounted for 58.7% of accounts receivable.

No single supplier accounted more than 10% of accounts payable as of June 30, 2025. One supplier accounted for approximately 19.6% of accounts payable as of December 31, 2024.

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

Net Income (Loss) Per Common Share or Common Unit

The Company uses the two-class method in calculating earnings per unit when it issues securities other than common units that contractually entitle the holder to participate in distributions and earnings of the Company. The Company historically issued Profit Interest Units (PIUs) in the form of Class P LLC Membership Units (“P Units”) that, once vested, participate in its distributions and earnings after the common units receive their return of capital plus a specified threshold amount. For the six months ended June 30, 2024, because the Company’s undistributed or distributed earnings did not exceeded the P Units’ thresholds, no earnings were allocated to the P Units in the computation of basic and diluted earnings per unit.

The Company presents both basic and diluted earnings per share and per unit amounts. Basic earnings per share and per unit is computed by dividing the net income attributable to common shares or common units by the weighted-average number of shares or units outstanding during the period.

Diluted earnings per share or per unit represents net income divided by the weighted-average number of shares or units outstanding, inclusive of the effect of dilutive units and contingently issuable shares or units. For the six months ended June 30, 2025 and 2024, the Company had no potentially dilutive securities.

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

Investments and Fair Value Measurements

The Company applies the provisions under ASC 820, Fair Value Measurements, for financial assets and liabilities that are remeasured and reported at fair value each reporting period, and for nonfinancial assets and liabilities that are remeasured and reported at fair value on a nonrecurring basis. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Where quoted market prices for identical assets and liabilities are available in active markets, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include exchange traded securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, but are based on other observable inputs, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and would generally be classified within Level 2 of the valuation hierarchy. Level 3 securities are securities where the inputs to the valuation methodology are unobservable inputs based on best estimates of inputs market participants that would be used in pricing the asset or liability as of the measurement date, including assumptions about risk. There were no transfers between Level 1, Level 2, or Level 3 for the six months ended June 30, 2025 or 2024.

On February 27, 2025, the Company invested $6.0 million in an unrelated party (the “Issuer”) in the form of a convertible promissory note (the “Note”). The Note will mature on the fifth anniversary of the Note’s issuance, bears no interest and is convertible into the Issuer’s shares prior to the maturity date at the Company’s discretion or upon the occurrence of certain future events. The Note was accounted for as available-for-sale debt instrument measured at fair value and recorded in Other assets. The fair value of this Note is classified within level 3 of the fair value hierarchy. As of June 30, 2025, the fair value of the Note approximates its carrying amount.

3.
Property and Equipment

Property and equipment consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Land and buildings	$6,611	$—
Machinery and equipment (7-10 year assets)	74,568	59,669
Vehicles (5 year assets)	162	48
Office furniture and equipment (5-7 year assets)	1,316	1,253
Computer systems (3 year assets)	2,766	2,532
Leasehold improvements (life tied to lease duration)	17,402	14,201
Construction in process	9,200	10,129
Total property and equipment	112,025	87,832
Less accumulated depreciation	(32,753)	(26,952)
Property and equipment, net	$79,272	$60,880

Depreciation expense for the three months ended June 30, 2025 and 2024 was $3.0 million and $2.3 million, respectively, of which, $2.8 million and $2.0 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Depreciation expense for the six months ended June 30, 2025 and 2024 was $5.8 million and $4.4 million, respectively, of which, $5.5 million and $3.9 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.
Business Combination

RMS acquisition

On February 16, 2024 (the “RMS Acquisition Date”), the Company acquired 100% of the equity interests of Rapid Machining Solutions - Wolcott Design Services (RMS) pursuant to the terms of a Securities Purchase Agreement (the “RMS Agreement”) in exchange for cash consideration (the “RMS Acquisition”). The primary purpose of the business combination was to create synergies based on RMS’s expertise in Aviation and Aerospace industry and expand the Company’s design and manufacturing capabilities.

The RMS Acquisition was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the RMS Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805. As of February 15, 2025, the valuation of the acquired assets and assumed liabilities has been completed.

To fund the RMS Acquisition, the Company increased its TCW Term Note by $35.0 million. The fair value of the total purchase consideration transferred was $31.3 million in cash. The RMS Acquisition does not have any contingent consideration arrangements.

The Company also incurred $1.6 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2024.

The following table sets forth the estimated fair values of the assets acquired, and liabilities assumed in connection with the RMS Acquisition:

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

Below is a summary of the intangible assets acquired in the RMS Acquisition:

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

MTI acquisition

On April 2, 2025 (the “MTI Acquisition Date”), the Company, through its indirect wholly-owned subsidiary Karman Parent LLC (“Karman Parent”), acquired all the issued and outstanding membership interests and other equity interests of MTI Metal Technology Inc., pursuant to the terms of a Securities Purchase Agreement (the “MTI Agreement”) in exchange for cash consideration (the “ MTI Acquisition”). The acquisition of MTI expands the Company’s capabilities in advanced materials and is expected to strengthen its position in the strategic missile defense market through enhanced product offerings and customer relationships.

The MTI Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the MTI Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The MTI Acquisition was funded by the Company’s new Citi credit facilities and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $82.3 million. The MTI Acquisition does not have any contingent consideration arrangements.

The Company also incurred $1.4 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The following table sets forth the preliminary allocation, as of June 30, 2025, of the fair value of the assets acquired and liabilities assumed in connection with the MTI Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$2,230
Accounts receivable, net	2,734
Inventory	3,258
Prepaid and other current assets	173
Property, plant and equipment	10,672
Intangible assets, net	30,700
Right of use lease assets	715
Total assets acquired	$50,482

Accounts payable	374
Accrued payroll and related expenses	10,815
Lease liabilities, current	113
Lease liabilities, non-current	602
Other current liabilities	461
Total liabilities assumed	$12,365

Goodwill	$44,196
Fair Value of Consideration	$82,313

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the MTI Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Customer Relationships	$19,700	14.0
Backlog	3,600	2.7
Know-How	$7,400	7.0
Total Intangible Assets Acquired	$30,700

The fair value for trade name and developed technology was determined using the relief from royalty method and the fair values of customer relationships and backlog was determined using the multi-period excess earnings method. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 11.0 years.

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the three months ended June 30, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

ISP acquisition

On May 28, 2025 (the “ISP Acquisition Date”), the Company completed its acquisition of Industrial Solid Propulsion (“ISP”) pursuant to a Securities Purchase Agreement (the “ISP Agreement”), under which the Company purchased all issued and outstanding equity interests in ISP and related real estate of ISP, for approximately $50 million in cash and 147,842 shares of common stock of the Company and a $5.0 million potential earnout (the “Earnout”), subject to satisfaction or waiver of certain customary closing adjustments. The ISP Agreement contains customary representations, warranties and covenants of the parties. The acquisition of ISP expands the Company’s capabilities in small-diameter solid propellant and energetic propulsion systems, strengthening its position in the UAS and missile defense markets through proprietary technologies and integrated manufacturing expertise.

The ISP Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the ISP Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The ISP Acquisition was funded by increasing the Company’s term note and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $58.6 million, of which $52.9 million represents cash consideration, $5.7 million represents the fair value of the equity consideration as of the ISP Acquisition Date. Of the $52.9 million cash consideration, $3.9 million represents the fair value of the Earnout, which was recorded in other current liabilities on the unaudited condensed balance sheets. The earnout liability was estimated using a Monte Carlo simulation under a risk-neutral framework, based on the average present value of the simulated earnout payments. The Earnout provides for a cash payment equal to $5.0 million to the seller of ISP, contingent upon the achievement of specified Adjusted EBITDA threshold for the twelve months ended December 31, 2025, as defined in the ISP Agreement. If the Adjusted EBITDA threshold is achieved, the Earnout is expected to be paid in 2026.

The Company also incurred $1.2 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The following table sets forth the preliminary allocation, as of June 30, 2025, of the fair value of the assets acquired and liabilities assumed in connection with the ISP Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$2,791
Accounts receivable, net	883
Inventory	1,202
Prepaid and other current assets	39
Property, plant and equipment	4,239
Intangible assets, net	21,400
Total assets acquired	$30,554

Accounts payable	279
Accrued payroll and related expenses	2,122
Contract liabilities	95
Long-term notes payable, net of current portion and net of debt issuance costs	1,919
Total liabilities assumed	$4,415

Goodwill	$32,498
Fair Value of Consideration	$58,637

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the ISP Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Customer Relationships	$13,500	10.0
Backlog	1,900	1.6
Know-How	$6,000	15.0
Total Intangible Assets Acquired	$21,400

The fair value for developed technology was determined using the relief from royalty method and the fair values of customer relationships and backlog was determined using the multi-period excess earnings method. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 10.7 years.

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the three months ended June 30, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

5.
Goodwill and Intangibles

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2024	$217,274
Acquisitions	7,872
Impairments	—
Balance at December 31, 2024	225,146
Acquisitions	76,694
Impairments	—
Balance at June 30, 2025	$301,840

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets as of June 30, 2025 and December 31, 2024, respectively:

		As of June 30, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Patents (9 years)	9.0	$2,722	$(926)	$1,796
Know-How (7.0 - 15.0 years)	10.5	15,686	(998)	14,688
Customer Backlogs (1.0 - 7.5 years)	2.4	44,250	(36,794)	7,456
Customer Relationships (10 - 19 years)	17	288,800	(61,596)	227,204
Total Intangible Assets		$351,458	$(100,314)	$251,144

		As of December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Patents (9 years)	9.0	$2,722	$(774)	$1,948
Know-How (10 years)	10.0	2,286	(585)	1,701
Customer Backlogs (0.6-2.5 years)	2.4	38,750	(35,302)	3,448
Customer Relationships (13 - 19 years)	17.6	255,600	(53,745)	201,855
Total Intangible Assets		$299,358	$(90,406)	$208,952

Amortization expense was $5.5 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively, which was recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Amortization expense was $9.9 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively, which was recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

6.
Debt

Notes Payable

On April 1, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the previous TCW Credit Agreement. This transaction resulted in the extinguishment of the previous TCW Term Note and facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030.

On May 27, 2025, the Company increased its Citi Term Note by $75 million to fund the acquisition of ISP. All other terms and conditions of the Citi Credit Agreement remain unchanged.

The Company’s notes payable consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(in thousands)
Term Note	$375,000	$326,662
Seller Note	—	10,452
Total notes payable	375,000	337,114
Issuance costs	(6,337)	(3,054)
Subtotal	368,663	334,060
Less: current portion of notes payable	(2,816)	(7,140)
Long-term notes payable	365,847	326,920

The Citi Term Note carries variable interest payments based on specified benchmark reference rates. Interest rates were 8.65% and 11.01% as of June 30, 2025 and December 31, 2024, respectively.

The Citi Credit Agreement contains a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, the Company is required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon the Company’s requirement to deliver quarterly financial statements to the lender under the Citi Credit Agreement, which obligation commences with the fiscal quarter ending September 30, 2025. As a result, the financial covenant is not tested as of June 30, 2025.

The Company held a note payable to one of the sellers (the “Seller Note”) from a prior acquisition for $6.6 million. The note bears interest at 7.5% and is capitalized annually on the anniversary date of the acquisition. The Seller Note plus all capitalized interest amounts is due and payable March 22, 2026. In April 2025, the Company repaid outstanding principal and interest balance of $10.6 million. No principal and interest balance was outstanding as of June 30, 2025. The outstanding principal and interest balance as of December 31, 2024 was $10.5 million.

Revolving Line of Credit

The Company has a $50 million revolving line of credit under the Citi Credit Agreement to provide for working capital needs. On April 2, 2025, the Company drew $30.0 million from this revolving line of credit to fund the acquisition of MTI. Amount outstanding under the Citi revolving line of credit was $30.0 million as of June 30, 2025. As of December 31, 2024, amounts outstanding on the $25.0 million revolving line of credit under the TCW Credit Agreement was $25.0 million. The maturity date of the revolving line of credit under the TCW Credit Agreement was April 15, 2026.

The Company’s revolving line of credit carries variable interest payments based on specified benchmark reference rates. Borrowings under the line of credit bear interest based on the Secured Overnight Financing Rate (SOFR) and the Company’s leverage ratio. Interest rates were 8.65% and 11.01% as of June 30, 2025 and December 31, 2024, respectively.

Total interest expense related to the revolving line of credit, finance leases (Note 7) and notes payable amounted to $11.9 million and $13.4 million for the three months ended June 30, 2025 and 2024, respectively. Total interest expense was $23.7 million and $25.5 million for the six months ended June 30, 2025 and 2024, respectively. Through June 30, 2025, debt origination fees related to the Citi Term Note was $6.5 million, which are being amortized over the life of the loan using the straight-line method, as the difference between use of the effective interest and straight-line method is not material. Amortization of debt issuance cost related to the Citi Term Note of $0.2 million was recorded as part of interest expense for the three and six months ended June 30, 2025. Additionally, as a result of extinguishment of the TCW Term Note, the associated unamortized debt issuance cost of $2.5 million was written off and recorded as interest expense on the condensed consolidated statement of operations for the three and six months ended June 30, 2025.

Amortization of debt origination fees, related to the TCW Term Note, of $0.5 million and $1.1 million were recorded as part of interest expense for the three and six months ended June 30 2024, respectively.

No accrued interest was recorded under the Citi Credit Agreement or the TCW Credit Agreement as of June 30, 2025 and December 31, 2024.

7.
Lease Obligations

The Company has certain property leases, with former owners and members for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $2.2 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Total lease payments amounted to $6.4 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease expense
Amortization of ROU assets	$1,131	$1,611	$3,424	$3,124
Interest on lease liabilities	1,095	1,671	3,363	3,305
Operating lease expense	386	422	1,065	844
Total	$2,612	$3,704	$7,852	$7,273

Amortization of ROU assets are included in the depreciation and amortization expense line of the accompanying unaudited condensed consolidated statements of operations.

On a consolidated basis, supplemental cash flow information for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$3,371	$3,305
Financing cash flows from finance leases	$1,896	$1,098
Operating cash flows from operating leases	$1,083	$867
ROU assets obtained in exchange for new finance lease liabilities	$—	$4,087
ROU assets obtained in exchange for new operating lease liabilities	$1,342	$—
Weighted-average remaining lease term in years for finance leases	13.47	n/a
Weighted-average remaining lease term in years for operating leases	5.64	n/a
Weighted-average discount rate for finance leases	8.37%	n/a
Weighted-average discount rate for operating leases	9.60%	n/a

8.
Retirement Plans

Employee Benefit Plan

The Company maintains 401(k) Plans for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. There were contributions of $0.8 million and $0.6 million made to the plans during the three months ended June 30, 2025 and 2024 respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the condensed consolidated statement of operations, depending on the nature of the employee’s work.

9.
Membership Units

Prior to the IPO, the Company issued membership units both in conjunction with purchases of subsidiaries and to reflect further investment in the Company’s operations. The Company issued Class A, Class B, and Class C units with substantially identical rights, privileges and liquidation preferences. No member shall be liable for the debts, liabilities or obligations of the Company beyond the member’s contributions. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of TCFIII Spaceco Holdings LLC, such membership units entitled unitholders to share in the proceeds from capital transactions, including a sale of the Company, and granted them voting rights on matters requiring the consent of the members. As of December 31, 2024, a total of 166,737,325 shares of membership units were outstanding. In connection with the IPO in February 2025, all of the outstanding membership units were converted on a 0.68-for-1 basis into 112,566,039 shares of common stock of the Company.

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

The Company records compensation cost for Time-Based Units over the requisite service period using the straight-line method.

The following table summarizes P Units activities:

	P Units	Weighted Average Grant- Date Fair Value
Nonvested units at January 1, 2024	8,892,655	$0.31
Granted	—	—
Vested	(3,797,905)	$0.28
Forfeited	—	—
Nonvested units at December 31, 2024	5,094,750	$0.32
Granted	—	—
Vested	(5,094,750)	$0.32
Forfeited	—	—
Nonvested units at June 30, 2025	—	—

In February 2025, in connection with the IPO, all 18,063,207 P Units outstanding were converted into 11,187,501 shares of the Company’s common stock on a 0.62-for-1 basis. All unvested P Units vested immediately. The Company recognized share-based compensation expense of $0.0 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. These expenses were included in general and administrative expenses in all periods presented in the condensed consolidated statement of operations. As of June 30, 2025, there are no P Units outstanding.

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

The following table summarizes Phantom Units activities:

	Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested units as of January 1, 2024	—	—
Granted	463,162	$3.04
Vested	—	—
Forfeited	—	—
Nonvested units at December 31, 2024	463,162	$3.04
Granted	—	—
Vested	(463,162)	$3.04
Forfeited	—	—
Nonvested units at June 30, 2025	—	$—

In connection with the IPO in February 2025, the Phantom Units were settled for $6.6 million in cash, which was recognized as share-based compensation expense in general and administrative expenses in the condensed consolidated statements of operations.

11.
Net Income (Loss) Per Common Share and Common Unit

Net income (loss) per common share and common unit was computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except per share data)
Net income	$6,807	$4,604	$2,009	$6,726
Weighted average common share and unit outstanding - basic, respectively	132,322	166,737	132,322	166,737
Effect of dilutive common shares and unit, respectively	—	—	—	—
Weighted average common share and unit outstanding - diluted, respectively	132,322	166,737	132,322	166,737
Net income per common share and unit - basic, respectively	$0.05	$0.03	$0.02	$0.04
Net income per common share and unit - diluted, respectively	$0.05	$0.03	$0.02	$0.04

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

The following table summarizes the Company’s revenue, net income and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$115,097	$85,039	$215,221	$168,045
Expenses and other items:
Cost of goods sold:
Labor	(28,463)	(25,346)	(56,140)	(47,721)
Materials	(31,741)	(19,163)	(57,977)	(44,716)
Overhead	(5,052)	(3,950)	(9,143)	(8,090)
Depreciation and amortization	(2,820)	(1,986)	(5,489)	(3,924)
Total cost of goods sold	(68,076)	(50,445)	(128,749)	(104,451)
General and administrative expenses	(19,430)	(9,993)	(42,718)	(20,082)
Depreciation and amortization not included in cost of goods sold	(7,487)	(6,320)	(13,687)	(11,732)
Other income	380	36	300	806
Interest expense, net	(11,893)	(13,401)	(23,266)	(25,461)
Income tax provision	(1,784)	(312)	(5,092)	(399)
Net income	$6,807	$4,604	$2,009	$6,726

General and administrative expenses include employee compensation and benefits of $7.8 million and $5.5 million for the three months ended June 30, 2025 and 2024, respectively, and $14.4 million and $10.4 million for the six months ended June 30, 2025 and 2024, respectively.

Other income for the six months ended June 30, 2024 was $0.8 million, which was primarily attributable to the gain from the settlement of a shareholder note in the three months ended March 2024. Other income for other periods presented was immaterial.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the condensed consolidated statement of cash flows for the amount of cash paid for capital expenditures.

Interest income during the periods presented is insignificant.

13.
Provision for Income Tax

The following table summarizes the Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percent)
Income before provision for income taxes	$8,591	$4,916	$7,101	$7,125
Provision for income taxes	1,784	312	5,092	399
Effective tax rate	20.8%	6.3%	71.7%	5.6%

The increase in the effective income tax rates for the three and six months ended June 30, 2025, as compared to the same periods prior year, respectively, was primarily driven by change in entity classification, non-deductible profit interests, non-deductible officer compensation, and interest and penalties from prior year tax returns and uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including modifications to capitalization of research and development expenses, limitation on deductions for interest expense and accelerated depreciation on fixed asset additions. The Company is currently evaluating the impact of OBBBA to its consolidated financial statements.

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

The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of June 30, 2025 and December 31, 2024, the Company has no material reserves for legal contingencies and does not believe it is subject to material litigation risk. Legal fees are expensed as incurred.

15.
Subsequent Events

On July 23, 2025, the Company priced the underwritten public offering (the “Offering”) of its common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $49.00 per share (the “Offering Price”), pursuant to the Company’s registration statement on Form S-1 (File No. 333-288809), as amended (the “Registration Statement”). On July 23, 2025, in connection with the pricing of the Offering, certain of the Company’s existing stockholders (the “Selling Stockholders”) agreed to sell 21,000,000 shares of their Common Stock, in each case at the Offering Price, less underwriting discounts and commissions. The Underwriters were granted a 30-day option to purchase up to an additional 3,150,000 shares of Common Stock from a certain Selling Stockholder, which was fully exercised on July 24, 2025. The Offering and the shares were delivered on July 25, 2025. No shares were sold by the Company in the Offering and the Company did not receive any proceeds from the Offering.

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

Overview

We specialize in the rapid design, development and production of critical, next-generation system solutions for launch vehicle, satellite, spacecraft, missile defense, hypersonic and Unmanned Aircraft Systems (“UAS”) customers. Our integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense (“DoD”) and space sector initiatives. We estimate that no single program accounted for more than 11% of sales in the six months ended June 30, 2025 or the six months ended June 30, 2024, with revenue from over 100 active programs supporting current production and next-generation space, missile, hypersonic, and defense applications.

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

Our solutions are deployed across three growing, core end markets including: Hypersonics and Strategic Missile Defense, Tactical Missiles and Integrated Defense Systems, and Space and Launch. We currently serve a diverse customer base supported by long-term relationships and engineering partnerships and believe that our differentiated technical design, intellectual property, and track record of mission success provides us with a value proposition that proves difficult to replicate by current competitors and potential future entrants. By utilizing our vertically integrated, concept-to-production capabilities, we have created a business model aimed at creating long-term, sustainable value for our customers, the programs we support, and the warfighter.

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

We are focused on delivering innovative and customized solutions for our customers, with more than 200 multi-discipline engineers supporting our comprehensive in-house design and manufacturing capabilities. Our unique set of capabilities is supported by decades of experience across advanced material design, proprietary digital models, material science and testing, and manufacturing expertise. We believe that this collection of vertically integrated capabilities provides a strong value proposition for our customers who seek to simplify their supply chains, increase their speed to market, and reduce costs – all while benefitting from quality integrated system solutions. Our differentiated market offering is supported by significant sole- and single-source contract positions.

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

Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after June 30, 2025, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Corporate Conversion

We currently operate as a corporation under the name Karman Holdings Inc. Prior to our initial public offering (the “IPO”), we converted from a Delaware limited liability company named TCFIII Spaceco Holdings LLC. In the conversion, all of our outstanding equity interests and all outstanding P Units were converted into 123.8 million shares of common stock of Karman Holdings Inc.

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

Acquisitions

We consider acquisitions of businesses and investments that we believe will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization.

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

In addition, the recently enacted One Big Beautiful Bill Act (“OBBBA”) provides approximately $150 billion in incremental defense funding through FY 2029, supporting multiple defense programs such as Hypersonics, Missiles and Munitions. We expect these tailwinds to reinforce demand for capabilities aligned with our core offerings.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth, for the periods presented, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Revenue	$115,097	$85,039	30,058	35.3%
Cost of goods sold	68,076	50,445	17,631	35.0%
Gross profit	47,021	34,594	12,427	35.9%
General and administrative expenses	19,430	9,993	9,437	94.4%
Depreciation and amortization expense	7,487	6,320	1,167	18.5%
Total operating expenses	26,917	16,313	10,604	65.0%
Net operating income	20,104	18,281	1,823	10.0%
Interest expense, net	(11,893)	(13,401)	1,508	(11.3%)
Other income	380	36	344	955.6%
Provision for income taxes	(1,784)	(312)	(1,472)	471.8%
Net income	6,807	4,604	2,203	47.8%
Net Income Margin	5.9%	5.4%		0.5%
Operating Margin	17.5%	21.5%		(4.0%)
Gross Profit Margin	40.9%	40.7%		0.2%

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Revenue	$215,221	$168,045	47,176	28.1%
Cost of goods sold	128,749	104,451	24,298	23.3%
Gross profit	86,472	63,594	22,878	36.0%
General and administrative expenses	42,718	20,082	22,636	112.7%
Depreciation and amortization expense	13,687	11,732	1,955	16.7%
Total operating expenses	56,405	31,814	24,591	77.3%
Net operating income	30,067	31,780	(1,713)	(5.4%)
Interest expense, net	(23,266)	(25,461)	2,195	(8.6%)
Other income	300	806	(506)	(62.8%)
Provision for income taxes	(5,092)	(399)	(4,693)	1,176.2%
Net income	2,009	6,726	(4,717)	(70.1%)
Net Income Margin	0.9%	4.0%		(3.1%)
Operating Margin	14.0%	18.9%		(4.9%)
Gross Profit Margin	40.2%	37.8%		2.3%

Revenue

Revenue for the three months ended June 30, 2025 increased $30.1 million or 35.3% to $115.1 million as compared to $85.0 million for the three months ended June 30, 2024. Revenue for the six months ended June 30, 2025 increased $47.2 million, or 28.1%, to $215.2 million as compared to $168.0 million for the same period last year.

The increase in revenue for the three months and six months ended June 30, 2025 as compared to the same periods in the prior year, was primarily attributable to organic growth across all end-markets, Tactical Missiles and Integrated Defense Systems, followed by Space and Launch and Hypersonics and Strategic Missile Defense.

As described in additional detail below, the results of operations include the following disaggregation of end market revenue:

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$34,960	$28,741	$6,219	21.6%
Space and Launch	39,597	28,512	11,085	38.9%
Tactical Missiles and Integrated Defense Systems	40,540	27,786	12,754	45.9%
Total Revenue	$115,097	$85,039	$30,058	35.3%

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$65,016	$53,563	$11,453	21.4%
Space and Launch	73,468	58,768	14,700	25.0%
Tactical Missiles and Integrated Defense Systems	76,737	55,714	21,023	37.7%
Total Revenue	$215,221	$168,045	$47,176	28.1%

Growth in Hypersonics and Strategic Missile Defense revenue for the three and six months ended June 30, 2025 from the comparable periods in the prior year, was driven by a net increase in funded development and production programs, primarily on the Next Generation Interceptor (“NGI”) program and classified programs, partially offset by a decrease in revenue from another development program due to the timing of program funding.

Growth in Space and Launch revenue for the three and six months ended June 30, 2025 from the comparable periods in the prior year, was primarily driven by higher planned U.S. space launch cadence from commercial and defense missions and lead times associated with critical subsystems that we supply. For the Six months ended June 30, 2025, this growth was partially offset by lower revenue from the Space Launch Systems (“SLS”).

Growth in Tactical Missiles and Integrated Defense Systems for the three and six months ended June 30, 2025 from the comparable periods in the prior year, was primarily driven by a net increase in production in UAS and non-UAS programs. This market’s growth continues to be supported by successful system deployments, increasing adoption and continued investment in next-generation capabilities.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $17.6 million, or 35.0%, and $24.3 million, or 23.3%, for the three and six months ended June 30, 2025 from the comparable periods in the prior year, respectively, which was primarily driven by increased spending on materials and labor to support production growth.

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Labor	$28,463	$25,346	$3,117	12.3%
Materials	31,741	19,163	12,578	65.6%
Overhead	5,052	3,950	1,102	27.9%
Depreciation	2,820	1,986	834	42.0%
Total cost of goods sold	$68,076	$50,445	$17,631	35.0%

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Labor	$56,140	$47,721	$8,419	17.6%
Materials	57,977	44,716	13,261	29.7%
Overhead	9,143	8,090	1,053	13.0%
Depreciation	5,489	3,924	1,565	39.9%
Total cost of goods sold	$128,749	$104,451	$24,298	23.3%

Gross margin was relatively flat for the three months ended June 30, 2025 compared to the same period last year. Gross margin increased 2.3% for the six months ended June 30, 2025 compared to the same period last year, which was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses and the related percentage changes for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Payroll	$7,822	$5,515	$2,307	41.8%
Professional fees	6,148	1,063	5,085	478.4%
Marketing	142	209	(67)	(32.1)%
Computers & Software	1,098	476	622	130.7%
Share-based compensation	-	246	(246)	(100.0)%
Other	4,220	2,484	1,736	69.9%
Total general and administrative expenses	$19,430	$9,993	$9,437	94.4%

	Six Months Ended June 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Payroll	$14,426	$10,392	$4,034	38.8%
Professional fees	10,534	3,137	7,397	235.8%
Marketing	254	292	(38)	(13.0)%
Computers & Software	2,082	932	1,150	123.4%
Share-based compensation	8,084	497	7,587	1,526.6%
Other	7,338	4,832	2,506	51.9%
Total general and administrative expenses	$42,718	$20,082	$22,636	112.7%

General and administrative expenses increased by $9.4 million, or 94.4%, and $22.6 million, or 112.7% , for the three and six months ended June 30, 2025 from the comparative periods of the prior year, respectively. The increase was primarily driven by higher compensation and benefits as we strengthen our team and expand our operational capabilities to support ongoing business growth.

Additionally, the increase was attributed to higher professional fees for tax, accounting, and consulting services primarily related to operating as a public company following the IPO in February 2025, as well as costs related to the integration of newly established regional campuses and acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.2 million, or 18.5%, for the three months ended June 30, 2025 from the comparative period of the prior year, which was primarily attributable to the amortization expense on a total of $52.1 million intangible assets acquired in the MTI and ISP acquisitions in the second quarter of 2025.

Depreciation and amortization expense increased by and $2.0 million, or 16.7% for the six months ended June 30, 2025 from the comparative period of the prior year, which was primarily attributable to the amortization of aforementioned intangible assets acquired in the MTI and ISP acquisitions in the second quarter of 2025, as well as a full six months of amortization in 2025 related to assets acquired in RMS acquisition, compared to partial period in the prior year.

Interest Expense, net

Interest expense, net decreased by $1.5 million, or 11.3%, and $2.2 million, or 8.6%, for the three and six months ended June 30, 2025 from the comparative period of the prior year. Both the Revolving Credit Facility and Term Note payable are variable interest rate loans with an applicable spread. The decrease was primarily driven by a lower year-over-year interest rate, partially offset by the $2.5 million write-off of unamortized issuance costs related to the extinguishment of the TCW Term Note in the second quarter of 2025. For additional information related to debt, see Note 6, Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income

Other income for each of the three months ended June 30, 2025 and 2024 was immaterial. Other income for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.8 million, respectively. The difference between periods was primarily attributable to the gain from a settlement of a shareholder note in the six months ended June 30, 2024.

Provision for Income Taxes

The provision for income taxes was $1.8 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. The provision for income taxes was $5.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase in the provision for income taxes for the three months and six months ended June 30, 2025 from the comparative periods of the prior year was attributable to discrete items, including the change in entity classification, non-deductible officers’ compensation, and interest and penalties related to prior year tax returns and uncertain tax positions. For additional information regarding provisions for taxes, see Note 13, Provision for Income Taxes, in the Notes to the Condensed Consolidated Financial Statements.

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

Financial and Operating Data

	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in thousands, except percent)	2025	2024	2025	2024
Revenue	$115,097	$85,039	$215,221	$168,045
Funded Backlog[1]	$719,300	$528,008	$719,300	$528,008
Net income	$6,807	$4,604	$2,009	$6,726
EBITDA[2]	$30,791	$26,623	$49,543	$48,242
Adjusted EBITDA[2]	$35,281	$27,424	$65,600	$51,967
Net income margin	5.9%	5.4%	0.9%	4.0%
Adjusted EBITDA Margin[2]	30.7%	32.2%	30.5%	30.9%

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

We define these non-GAAP financial measures as:

EBITDA refers to net income before income taxes, depreciation and amortization and interest expense.

Adjusted EBITDA refers to EBITDA plus, as applicable for each period, adjustments for certain items management believes are not indicative of ongoing operations. Adjusted EBITDA excludes non-cash share-based compensation expenses. Additionally, Adjusted EBITDA excludes certain nonrecurring costs that management excludes in contemplation of budget decisions and are not costs of operating the business, such as entity wide re-branding initiatives or acquisition integration costs, and lender and administrative agent fees associated with one-off amendments. Lastly, Adjusted EBITDA excludes other non-recurring costs including gains or losses from disposition of assets, non-cash impairment losses, non-recurring transaction expenses and other charges or gains that the Company believes are not part of the ongoing operations of its business. The resulting expense or benefit from these other non-recurring costs is inconsistent in amount and frequency.

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

The reconciliation of GAAP to non-GAAP financial measures is provided below.

Reconciliation of GAAP to Non-GAAP Financial Measures:

	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in thousands, except percent)	2025	2024	2025	2024
Net income	$6,807	$4,604	$2,009	$6,726
Income tax provision	1,784	312	5,092	399
Depreciation and amortization[1]	10,307	8,306	19,176	15,656
Interest expense, net	11,893	13,401	23,266	25,461
EBITDA	30,791	26,623	49,543	48,242
Transaction related expenses[2]	3,904	79	5,866	2,090
Integration expenses and non-recurring restructuring costs[3]	380	476	641	892
Lender and administrative agent fees[4]	206	—	1,466	—
Share-based Compensation[5]	—	246	8,084	743
Adjusted EBITDA	$35,281	$27,424	$65,600	$51,967
Revenue	$115,097	$85,039	$215,221	$168,045
Net income margin	5.9%	5.4%	0.9%	4.0%
Adjusted EBITDA Margin	30.7%	32.2%	30.5%	30.9%

	For the three months ended June 30,		For the six months ended June 30,
(unaudited)	2025	2024	2025	2024
GAAP net income per share and unit, respectively	$0.05	$0.03	$0.02	$0.04
Transaction-related expenses[2]	0.03	—	0.04	0.01
Integration expenses and non-recurring restructuring costs[3]	—	—	—	0.01
Lender and administrative agent fees[4]	—	—	0.01	—
Share-based compensation[5]	—	—	0.06	—
Other non-recurring costs[6]	0.02	—	0.02	—
Adjusted EPS[7]	$0.10	$0.03	$0.16	$0.06

1.
Includes depreciation of property, plant and equipment, amortization of intangible assets and right-of-use assets. Depreciation expense includes allocated depreciation from cost of goods sold of $2.8 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $5.5 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. For the three months ended June 30, 2025, these expenses related to the MTI and ISP acquisitions. Additionally, the Company incurred certain professional service fees related to its IPO that did not meet the requirements to be deferred issuance costs. These costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance, which was reflected in the six months ended June 30, 2025.
3.
Includes company-wide system implementation expenses and Company re-branding costs. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with one-off amendments to the Company’s credit agreement, separate from ongoing administrative fees.
5.
Reflects share-based compensation expenses associated with the Company’s P Units and Phantom Units. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025.
6.
Other non-recurring costs for the three and six months ended June 30, 2025 represent the write-off of unamortized debt issuance costs associated with our previous TCW term loan, which was refinanced with the new Citi Term Loan.
7.
Total may not sum due to rounding.

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

For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of its reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test we estimate the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. For purposes of testing goodwill for impairment, we operate as a single reporting unit. There was no impairment of our goodwill during the six months ended June 30, 2025 or 2024.

Acquired intangible assets include: customer relationships, customer production backlog, patents and know-how. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. We assess amortized intangible assets for impairment when events or circumstances suggest that the carrying values may not be recoverable. This assessment involves comparing the carrying value of the assets to their undiscounted expected future cash flows. If the total undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss equal to the difference between the carrying amount and the fair value of the assets. Determining fair value requires management to make estimates and judgments based on various factors, including projected revenues and associated earnings. We did not recognize any impairment losses during the three or six months ended June 30, 2025 and 2024.

Material Weaknesses

As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes- Oxley Act (“Section 404”). As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

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

Liquidity and Capital Resources

The following table summarizes our capitalization:

	As of June 30,
	2025	2024
	(in thousands except ratio)
Cash and cash equivalents	$27,438	$4,658
Debt:
Finance lease liabilities (including current portion)	79,642	80,264
Revolving credit facility	30,000	19,500
Notes Payable, including current portion, net of debt issuance costs	368,663	337,065
Total debt	478,305	436,829
Stockholders' equity and members' equity, respectively	361,477	189,607
Total capitalization (debt plus equity)	$839,782	$626,436
Total debt to total capitalization	1.32	2.30

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

The Citi Credit Agreement contains a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, we are required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon our requirement to deliver quarterly financial statements to the lender under the Citi Credit Agreement, which obligation commences with the fiscal quarter ending September 30, 2025. As a result, the financial covenant is not tested as of June 30, 2025.

We believe that our cash and cash equivalents as of June 30, 2025, together with available borrowings under the Citi Credit Agreement and expected net cash provided by operating activities will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to grow our business, including by any acquisitions we may make, we may in the future require additional working capital in the future.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the six months ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,955)	$9,213
Investing activities	(140,948)	(37,390)
Financing activities	187,811	27,380
Net increase (decrease) in cash and cash equivalents	$15,908	$(797)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $31.0 million , primarily consisting of net income of $2.0 million, non-cash item of $23.3 million and a net change in our operating assets and liabilities, excluding $11.7 million change related to acquisitions related accrued expenses, of $37.4 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $26.4 million, a decrease in contract liabilities of $10.1 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $18.9 million, which was mainly due to timing of payments.

Net cash provided by operating activities for the six months ended June 30, 2024 was $9.2 million, primarily consisting of net income of $6.7 million, non-cash items of $11.7 million and a net change in our operating assets and liabilities of $9.2 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $11.4 million, a decrease in contract liabilities of $5.5 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts receivable of $3.4 million,which was due to timing of invoicing and improved collection and a decrease in inventory of $5.8 million which was due to increased production activity to support higher sales volume.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $140.9 million, as a result of MTI and ISP acquisitions of $126.3 million in total and investment in convertible note of $6.0 million.

Net cash used in investing activities for the six months ended June 30, 2024 was $37.4 million, which was principally attributable to the RMS acquisition.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $187.8 million, which was primarily driven by net proceeds from our IPO of $153.8 million, proceeds from our new Citi credit facilities of $398.5 million (net of debt issuance costs), partially offset by repayment of our old TCW credit facilities of $337.1 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was $27.4 million, which was primarily driven by net proceeds from increasing our TCW Term Note by $34.0 million (net of debt issuance costs), partially offset by repayment of TCW Term Note of $5.0 million.

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

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease expense
Amortization of ROU assets	$1,131	$1,611	$3,424	$3,124
Interest on lease liabilities	1,095	1,671	3,363	3,305
Operating lease expense	386	422	1,065	844
Total	$2,612	$3,704	$7,852	$7,273

On a consolidated basis, supplemental cash flow information for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$3,371	$3,305
Financing cash flows from finance leases	$1,896	$1,098
Operating cash flows from operating leases	$1,083	$867
ROU assets obtained in exchange for new finance lease liabilities	$—	$4,087
ROU assets obtained in exchange for new operating lease liabilities	$1,342	$—
Weighted-average remaining lease term in years for finance leases	13.47	n/a
Weighted-average remaining lease term in years for operating leases	5.64	n/a
Weighted-average discount rate for finance leases	8.37%	n/a
Weighted-average discount rate for operating leases	9.60%	n/a

Off-Balance Sheet Arrangements

As of June 30, 2025 and 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Revolving Credit Facility and Term Note, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the six months ended June 30, 2025 and 2024 would have resulted in approximately a $1.9 million and $1.7 million increase in interest expense, respectively.

We had cash of $27.4 million and $11.5 million as of June 30, 2025 and December 31, 2024, respectively, which is held for working capital and general corporate purposes. We do not have significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, due to the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

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

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
4.1	Stockholder Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 19, 2025)
4.2	Registration Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 19, 2025)
10.1+	Karman Holdings, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 13, 2025)
10.2

Credit Agreement, dated as of April 1, 2025, by and among Karman, the lenders from time to time party thereto and Citibank, N.A., as the administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 7, 2025)

10.3

First Amendment to Credit Agreement, dated as of May 27, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2025)

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

KARMAN HOLDINGS INC.

	By:	/s/ Mike Willis
Mike Willis
Date: August 7, 2025		Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: August 7, 2025	By:	/s/ Tony Koblinski
Tony Koblinski
Chief Executive Officer (Principal Executive Officer)