Form 10-Q
period 2025-09-30
Karman Holdings Inc.
filed 2025-11-07
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of registrant’s common shares outstanding as of October 30, 2025 was 132,322,435.

Karman Holdings Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Karman Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$18,665	$11,530
Accounts receivable, net	70,183	55,220
Contract assets	146,980	107,222
Inventory	15,379	9,883
Prepaid and other current assets	9,361	17,856
Total current assets	260,568	201,711
Property, plant and equipment	119,015	87,832
Less accumulated depreciation	(35,983)	(26,952)
Net property, plant and equipment	83,032	60,880
Other assets
Goodwill	301,840	225,146
Intangible assets, net	245,128	208,952
Operating lease right-of-use assets	6,316	6,071
Finance lease right-of-use assets	64,436	70,013
Other assets	6,759	1,187
Total other assets	624,479	511,369
Total assets	$968,079	$773,960
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,665	$28,296
Accrued payroll and related expenses	13,127	11,249
Contract liabilities	18,789	29,868
Short term operating lease liabilities	1,676	1,533
Short term finance lease liabilities	4,297	3,980
Short term notes payable, net of debt issuance costs	2,816	7,140
Income taxes payable	11,433	20,054
Other current liabilities	6,334	12,487
Total current liabilities	91,137	114,607
Long-term liabilities
Revolving line of credit	30,000	25,000
Long-term notes payable, net of current portion and net of debt issuance costs	365,144	326,920
Noncurrent operating lease liabilities, net of current portion	5,401	5,338
Noncurrent finance lease liabilities, net of current portion	74,351	77,957
Other liabilities	2,424	2,772
Deferred tax liabilities	30,501	25,370
Total long-term liabilities	507,821	463,357
Total liabilities	598,958	577,964
Equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock; $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,322,435 and none, respectively	132	—
Additional paid in capital	367,598	204,258
Accumulated other comprehensive income	75	75
Retained earnings (accumulated deficit)	1,316	(8,337)
Stockholders' equity and members' equity, respectively	369,121	195,996
Total liabilities and equity	$968,079	$773,960

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share and per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$121,787	$85,968	$337,008	$254,013
Cost of goods sold	71,847	52,184	200,596	156,635
Gross profit	49,940	33,784	136,412	97,378
Operating expenses
General and administrative expenses	19,996	11,187	62,714	31,269
Depreciation and amortization expense	8,132	5,190	21,819	16,921
Operating expenses	28,128	16,377	84,533	48,190
Net operating income	21,812	17,407	51,879	49,188
Interest expense, net	(10,002)	(12,533)	(33,268)	(37,994)
Other income	51	351	351	1,157
Income before provision for income taxes	11,861	5,225	18,962	12,351
Provision for income taxes	(4,217)	(933)	(9,309)	(1,333)
Net income	7,644	4,292	9,653	11,018
Net income per common share or unit, basic and diluted, respectively	$0.06	$0.03	$0.07	$0.07
Weighted-average common share and units outstanding, basic and diluted, respectively	132,322	166,737	132,322	166,737

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2025	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Share-based compensation	—	—	—	1,410	—	—	1,410
Contributions	—	—	—	1,474	—	—	1,474
Conversion of member's equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Net loss	—	—	—	—	(4,798)	—	(4,798)
Balance, March 31, 2025	$132,175	$132	$361,846	$—	$(13,135)	$75	$348,918
Share-based compensation	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of Industrial Solid Propulsion	147	—	5,752	—	—	—	5,752
Net income	—	—	—	—	6,807	—	6,807
Balance, June 30, 2025	$132,322	$132	$367,598	$—	$(6,328)	$75	$361,477
Net income	—	—	—	—	7,644	—	7,644
Balance, September 30, 2025	$132,322	$132	$367,598	$—	$1,316	$75	$369,121

TCFIII Spaceco Holdings LLC

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2024	—	$—	$—	$203,422	$(21,038)	$76	$182,460
Distributions	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	2,122	—	2,122
Share-based compensation	—	—	—	251	—	—	251
Balance, March 31, 2024	—	—	—	$203,636	$(18,916)	$76	$184,796
Distributions	—	—	—	(38)	—	—	(38)
Share-based compensation	—	—	—	246	—	—	246
Net income	—	—	—	—	4,604	—	4,604
Other Comprehensive loss	—	—	—	—	—	(1)	(1)
Balance, June 30, 2024	$—	$—	$—	$203,844	$(14,312)	$75	$189,607
Distributions	—	—	—	(40)	—	—	(40)
Share-based compensation	—	—	—	248	—	—	248
Net income	—	—	—	—	4,292	—	4,292
Other Comprehensive loss	—	—	—	—	—	—	—
Balance, September 30, 2024	$—	$—	$—	$204,052	$(10,020)	$75	$194,107

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$9,653	$11,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	30,146	23,791
Amortization of debt issuance costs	1,024	1,715
Non-cash interest expense and other non-cash adjustments	2,631	651
Deferred income taxes	5,131	(8,691)
Share-based compensation expenses	1,410	745
Changes in operating assets and liabilities, net of effects of acquisitions
Change in accounts receivable	(11,346)	(3,598)
Change in contract assets	(39,758)	(12,137)
Change in inventory	(1,037)	(5,072)
Change in prepaids and other assets	9,189	10,050
Change in contract liabilities	(11,173)	(8,882)
Change in accounts payable, accruals and income taxes payable	(26,668)	12,001
Net change in ROU assets and lease liabilities	(26)	(2,504)
Net cash provided by (used in) operating activities	(30,824)	19,087
Cash flows from investing activities
Proceeds from sale of property and equipment	—	116
Purchases of property and equipment	(15,640)	(11,255)
Investment in convertible note	(6,000)	—
Acquisitions of businesses, net of cash acquired	(126,279)	(30,835)
Net cash flows used in investing activities	(147,919)	(41,974)
Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	153,808	—
Finance lease payments	(2,892)	(1,975)
Proceeds from notes payable	375,000	35,000
Repayments of notes payable	(338,052)	(6,844)
Payments of debt issuance costs	(6,541)	(963)
Proceeds from revolving line of credit	30,000	25,500
Repayments of revolving line of credit	(25,000)	(25,500)
Repayment of debt assumed in ISP acquisition	(1,919)	—
Cash contributed from (distribution to) members	1,474	(115)
Net cash provided by financing activities	185,878	25,103
Net increase in cash and cash equivalents	7,135	2,216
Cash and cash equivalents, beginning	11,530	5,455
Cash and cash equivalents, ending	18,665	7,671
Supplemental Disclosures
Cash paid during the period for interest	$33,778	$36,234
Cash paid during the period for income taxes, net of refund	$12,747	$(719)
Supplemental Non-Cash Investing and Financing Activities
Non-cash acquisition of finance lease right-of-use assets	$—	$5,170
Non-cash acquisition of operating lease right-of-use assets	$1,342	$489
Offering expenses included in liabilities	$1,028	$—
Acquisition of business included in liabilities	$3,899	$603
Common stock issued in acquisition of business	$5,752	$—
Acquisitions of property and equipment included in liabilities	$869	$—
Payment-in-kind interest expense	$—	$438

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

As of September 30, 2025, Karman’s seven wholly-owned subsidiaries are:

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
6.
Metal Technology Inc. (“MTI”), a limited liability company, purchased April 2, 2025
7.
Industrial Solid Propulsion (“ISP”), an S-corporation, purchased May 28, 2025

Initial Public Offering

On February 12, 2025 the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective. Prior to the effectiveness of the IPO, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025, the Company converted into a Delaware corporation and changed its name to Karman Holdings Inc. Pursuant to the conversion, all outstanding equity interests and all outstanding P Units were converted into an aggregate of 123.8 million shares of common stock of Karman Holdings Inc.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months periods presented are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2025, the Company had $536.3 million of remaining performance obligations. The Company expects to recognize approximately 22.1% of the remaining performance obligations as revenue in 2025, 46.7% in 2026, and 31.2% thereafter.

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

The following table summarizes our contract assets and liabilities:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts receivable	$70,183	$55,220
Contract assets	$146,980	$107,222
Contract liabilities	$18,789	$29,868

Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the period ended September 30, 2025 and December 31, 2024 was not material. The following table summarizes the changes in contract assets and contract liabilities for the periods ended September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Contract assets, beginning of period	$107,222	$89,184
Contract assets recorded during the period	123,804	96,433
Reclassified to accounts receivable during the period	(84,046)	(78,395)
Contract assets, end of period	$146,980	$107,222

	September 30, 2025	December 31, 2024
	(in thousands)
Contract liabilities, beginning of period	$29,868	$36,074
Customer advances received or billed	16,377	19,914
Recognition of unearned revenue	(27,456)	(26,120)
Contract liabilities, end of period	$18,789	$29,868

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

The following table presents our disaggregated revenue and revenue growth by end-markets for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$36,608	30.1%	$26,927	31.3%	36.0%
Space & Launch	40,697	33.4%	27,640	32.2%	47.2%
Tactical Missiles & Integrated Defense Systems	44,482	36.5%	31,401	36.5%	41.7%
Total Revenue	$121,787	100.0%	$85,968	100.0%	41.7%

	Nine Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$101,624	30.2%	$80,490	31.7%	26.3%
Space & Launch	114,165	33.8%	86,408	34.0%	32.1%
Tactical Missiles & Integrated Defense Systems	121,219	36.0%	87,115	34.3%	39.1%
Total Revenue	$337,008	100.0%	$254,013	100.0%	32.7%

Contract Estimates

The Company recognizes changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the condensed consolidated statements of income in the period in which it is identified. During the period ended September 30, 2025 and 2024, changes in accounting estimates on revenue recognition was immaterial.

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. As of September 30, 2025, the balance of raw materials and work in progress was $11.1 million and $3.1 million, respectively, and as of December 31, 2024, the balance of raw materials and work in progress was $9.5 million and $0.4 million, respectively.

Prepaid and other current assets

Within prepaid and other current assets, the Company recognizes prepaid expenses for prepayments for goods that are expected to be consumed within 12 months.

The following table summarizes our prepaid and other current assets:

	September 30, 2025	December 31, 2024
	(in thousands)
Deferred offering costs	$—	$12,202
Other prepaid and current assets	9,361	5,654
Prepaid and other current assets	$9,361	$17,856

Accounts Receivable and Credit Loss Reserves

Accounts receivable comprise unsecured amounts due from customers and presented net of any allowance for credit losses. The Company recognizes its estimate of expected losses on accounts receivable within the scope of the current expected credit losses (“CECL”) model. All accounts receivable balances 180 days beyond the contractual due date will be reserved at 50% and balances one year beyond the contractual due date will be reserved at 100%. For contract assets, the Company establishes a reserve for contract assets when a job exceeds a certain length of inactivity unless there is persuasive evidence the balance will still be recoverable. The following table summarizes the allowance for credit losses for the periods ended September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses, beginning balance	$(712)	$(1,039)
Credit loss recoveries (expenses)	(233)	(268)
Write-offs	46	595
Allowance for credit losses, ending balance	$(899)	$(712)

Other Current Liabilities

Within other current liabilities, the Company recognizes certain accrued expenses and liabilities due within 12 months. The following table summarizes our other current liabilities:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued offering costs	$1,028	$11,720
Earnout liability	3,899	—
Other accrued expenses and current liabilities	1,407	767
Other current liabilities	$6,334	$12,487

Concentration of Credit Risk

Revenue from a few customers will typically represent a significant portion of the Company’s total revenue in any given fiscal year.

For the nine months ended September 30, 2025, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 26.1%, 11.9% and 10.3% of the Company’s total revenues during the year.

For the nine months ended September 30, 2024, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 25.9%, 11.7% and 10.9% of the Company’s total revenues during the year.

As of September 30, 2025, these three customers accounted for 40.8% of accounts receivable. As of December 31, 2024, these three customers accounted for 58.7% of accounts receivable.

One supplier accounted for approximately 12.9% and 19.6% of accounts payable as of September 30, 2025 and December 31, 2024, respectively.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. Under the fair value provisions, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period.

Net Income Per Common Share or Common Unit

The Company uses the two-class method in calculating earnings per unit when it issues securities other than common units that contractually entitle the holder to participate in distributions and earnings of the Company. The Company historically issued Profit Interest Units (PIUs) in the form of Class P LLC Membership Units (“P Units”) that, once vested, participate in its distributions and earnings after the common units receive their return of capital plus a specified threshold amount. For the nine months ended September 30, 2024, because the Company’s undistributed or distributed earnings did not exceeded the P Units’ thresholds, no earnings were allocated to the P Units in the computation of basic and diluted earnings per unit.

The Company presents both basic and diluted earnings per share and per unit amounts. Basic earnings per share and per unit is computed by dividing the net income attributable to common shares or common units by the weighted-average number of shares or units outstanding during the period.

Diluted earnings per share or per unit represents net income divided by the weighted-average number of shares or units outstanding, inclusive of the effect of dilutive units and contingently issuable shares or units. For the nine months ended September 30, 2025 and 2024, the Company had no potentially dilutive securities.

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

New Accounting Standards and Accounting Standards Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

Investments and Fair Value Measurements

The Company applies the provisions under ASC 820, Fair Value Measurements, for financial assets and liabilities that are remeasured and reported at fair value each reporting period, and for nonfinancial assets and liabilities that are remeasured and reported at fair value on a nonrecurring basis. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Where quoted market prices for identical assets and liabilities are available in active markets, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include exchange traded securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, but are based on other observable inputs, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and would generally be classified within Level 2 of the valuation hierarchy. Level 3 securities are securities where the inputs to the valuation methodology are unobservable inputs based on best estimates of inputs market participants that would be used in pricing the asset or liability as of the measurement date, including assumptions about risk. There were no transfers between Level 1, Level 2, or Level 3 for the nine months ended September 30, 2025 or 2024.

On February 27, 2025, the Company invested $6.0 million in an unrelated party (the “Issuer”) in the form of a convertible promissory note (the “Note”). The Note will mature on the fifth anniversary of the Note’s issuance, bears no interest and is convertible into the Issuer’s shares prior to the maturity date at the Company’s discretion or upon the occurrence of certain future events. The Note was accounted for as available-for-sale debt instrument measured at fair value and recorded in Other assets. The fair value of this Note is classified within level 3 of the fair value hierarchy. As of September 30, 2025, the fair value of the Note approximates its carrying amount.

3.
Property and Equipment

Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Land and buildings	$6,611	$—
Machinery and equipment (7-10 year assets)	75,025	59,669
Vehicles (5 year assets)	166	48
Office furniture and equipment (5-7 year assets)	1,367	1,253
Computer systems (3 year assets)	2,805	2,532
Leasehold improvements (life tied to lease duration)	17,492	14,201
Construction in process	15,549	10,129
Total property and equipment	119,015	87,832
Less accumulated depreciation	(35,983)	(26,952)
Property and equipment, net	$83,032	$60,880

Depreciation expense for the three months ended September 30, 2025 and 2024 was $3.2 million and $2.9 million, respectively, of which, $2.8 million and $2.1 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying unaudited condensed consolidated statements of Income.

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $9.0 million and $6.6 million, respectively, of which, $8.3 million and $6.0 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying unaudited condensed consolidated statements of income.

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

The Company also incurred $1.6 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the accompanying unaudited condensed consolidated statements of income for the nine months ended September 30, 2024.

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

The Company also incurred $1.4 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the condensed consolidated statements of income for the three and nine months ended September 30, 2025.

The following table sets forth the preliminary allocation, as of September 30, 2025, of the fair value of the assets acquired and liabilities assumed in connection with the MTI Acquisition:

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

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the three and nine months ended September 30, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

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

The Company also incurred $1.2 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the condensed consolidated statements of income for the three and nine months ended September 30, 2025.

The following table sets forth the preliminary allocation, as of September 30, 2025, of the fair value of the assets acquired and liabilities assumed in connection with the ISP Acquisition:

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

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the nine months ended September 30, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

5.
Goodwill and Intangibles

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2024	$217,274
Acquisitions	7,872
Impairments	—
Balance at December 31, 2024	225,146
Acquisitions	76,694
Impairments	—
Balance at September 30, 2025	$301,840

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets as of September 30, 2025 and December 31, 2024, respectively:

		As of September 30, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Patents (9 years)	9.0	$2,722	$(1,000)	$1,722
Know-How (7.0 - 15.0 years)	10.5	15,686	(1,419)	14,267
Customer Backlogs (1.0 - 7.5 years)	2.4	44,250	(37,954)	6,296
Customer Relationships (10 - 19 years)	17	288,800	(65,957)	222,843
Total Intangible Assets		$351,458	$(106,330)	$245,128

		As of December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Patents (9 years)	9.0	$2,722	$(774)	$1,948
Know-How (10 years)	10.0	2,286	(585)	1,701
Customer Backlogs (0.6-2.5 years)	2.4	38,750	(35,302)	3,448
Customer Relationships (13 - 19 years)	17.6	255,600	(53,745)	201,855
Total Intangible Assets		$299,358	$(90,406)	$208,952

Amortization expense was $6.0 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively, which was recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statement of income.

Amortization expense was $15.9 million and $12.6 million for the nine months ended September 30, 2025 and 2024, respectively, which was recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statement of income.

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

The Company’s notes payable consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(in thousands)
Term Note	$374,062	$326,662
Seller Note	—	10,452
Total notes payable	374,062	337,114
Issuance costs	(6,102)	(3,054)
Subtotal	367,960	334,060
Less: current portion of notes payable	(2,816)	(7,140)
Long-term notes payable	365,144	326,920

The Citi Term Note carries variable interest payments based on specified benchmark reference rates. Interest rates were 7.80% and 11.01% as of September 30, 2025 and December 31, 2024, respectively.

The Citi Credit Agreement contains a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, the Company is required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon the Company’s requirement to deliver quarterly financial statements to the lender under the Citi Credit Agreement, which obligation commences with the fiscal quarter ending September 30, 2025. The Company was in compliance with its debt covenant as of September 30, 2025.

The Company held a note payable to one of the sellers (the “Seller Note”) from a prior acquisition for $6.6 million. The note bears interest at 7.5% and is capitalized annually on the anniversary date of the acquisition. The Seller Note plus all capitalized interest amounts is due and payable March 22, 2026. In April 2025, the Company repaid outstanding principal and interest balance of $10.6 million. No principal and interest balance was outstanding as of September 30, 2025. The outstanding principal and interest balance as of December 31, 2024 was $10.5 million.

Revolving Line of Credit

The Company has a $50 million revolving line of credit under the Citi Credit Agreement to provide for working capital needs. On April 2, 2025, the Company drew $30.0 million from this revolving line of credit to fund the acquisition of MTI. Amount outstanding under the Citi revolving line of credit was $30.0 million as of September 30, 2025. As of December 31, 2024, amounts outstanding on the $25.0 million revolving line of credit under the TCW Credit Agreement was $25.0 million. The maturity date of the revolving line of credit under the TCW Credit Agreement was April 15, 2026.

The Company’s revolving line of credit carries variable interest payments based on specified benchmark reference rates. Borrowings under the line of credit bear interest based on the Secured Overnight Financing Rate (SOFR) and the Company’s leverage ratio. Interest rates were 7.30% and 11.01% as of September 30, 2025 and December 31, 2024, respectively.

Total interest expense related to the revolving line of credit, finance leases (Note 7) and notes payable amounted to $10.0 million and $12.6 million for the three months ended September 30, 2025 and 2024, respectively. Total interest expense was $33.8 million and $38.1 million for the nine months ended September 30, 2025 and 2024, respectively. Through September 30, 2025, debt origination fees related to the Citi Term Note was $6.5 million, which are being amortized over the life of the loan using the straight-line method, as the difference between use of the effective interest and straight-line method is not material. Amortization of debt issuance cost related to the Term Note recorded as part of interest expense was $0.2 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. Additionally, as a result of extinguishment of the TCW Term Note, the associated unamortized debt issuance cost of $2.5 million was written off and recorded as interest expense on the condensed consolidated statement of income for the nine months ended September 30, 2025.

Amortization of debt origination fees, related to the TCW Term Note, of $0.6 million and $1.7 million were recorded as part of interest expense for the three and nine months ended September 30 2024, respectively.

No accrued interest was recorded under the Citi Credit Agreement or the TCW Credit Agreement as of September 30, 2025 and December 31, 2024.

7.
Lease Obligations

The Company has certain property leases, with former owners and members for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $3.2 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. Total lease payments amounted to $9.6 million and $8.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease expense
Amortization of ROU assets	$1,708	$1,650	$5,132	$4,774
Interest on lease liabilities	1,642	1,681	5,005	4,986
Operating lease expense	557	443	1,622	1,287
Total	$3,907	$3,774	$11,759	$11,047

Amortization of ROU assets are included in the depreciation and amortization expense line of the accompanying unaudited condensed consolidated statements of income.

On a consolidated basis, supplemental cash flow information for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$5,011	$4,895
Financing cash flows from finance leases	$2,892	$1,975
Operating cash flows from operating leases	$1,660	$1,314
ROU assets obtained in exchange for new finance lease liabilities	$—	$5,170
ROU assets obtained in exchange for new operating lease liabilities	$1,342	$489
Weighted-average remaining lease term in years for finance leases	13.31	n/a
Weighted-average remaining lease term in years for operating leases	5.52	n/a
Weighted-average discount rate for finance leases	8.35%	n/a
Weighted-average discount rate for operating leases	9.57%	n/a

8.
Retirement Plans

Employee Benefit Plan

The Company maintains 401(k) Plan for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. There were contributions of $1.0 million and $0.6 million made to the plans during the three months ended September 30, 2025 and 2024 respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the condensed consolidated statement of income, depending on the nature of the employee’s work.

9.
Stockholders’ Equity and Membership Units

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

The Company records compensation cost for Time-Based Units over the requisite service period using the straight-line method.

The following table summarizes P Units activities:

	P Units	Weighted Average Grant- Date Fair Value
Nonvested units at January 1, 2024	8,892,655	$0.31
Granted	—	—
Vested	(3,797,905)	$0.28
Forfeited	—	—
Nonvested units at December 31, 2024	5,094,750	$0.32
Granted	—	—
Vested	(5,094,750)	$0.32
Forfeited	—	—
Nonvested units at September 30, 2025	—	—

In February 2025, in connection with the IPO, all 18,063,207 P Units outstanding were converted into 11,187,501 shares of the Company’s common stock on a 0.62-for-1 basis. All unvested P Units vested immediately. The Company recognized share-based compensation expense of $0.0 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses were included in general and administrative expenses in all periods presented in the condensed consolidated statement of income. As of September 30, 2025, there are no P Units outstanding.

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

The following table summarizes Phantom Units activities:

	Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested units as of January 1, 2024	—	—
Granted	463,162	$3.04
Vested	—	—
Forfeited	—	—
Nonvested units at December 31, 2024	463,162	$3.04
Granted	—	—
Vested	(463,162)	$3.04
Forfeited	—	—
Nonvested units at September 30, 2025	—	$—

In connection with the IPO in February 2025, the Phantom Units were settled for $6.6 million in cash, which was recognized as share-based compensation expense in general and administrative expenses in the condensed consolidated statements of income.

11.
Net Income Per Common Share and Common Unit

Net income per common share or unit was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except per share data)
Net income	$7,644	$4,292	$9,653	$11,018
Weighted average common share or unit outstanding - basic, respectively	132,322	166,737	132,322	166,737
Effect of dilutive common shares or unit, respectively	—	—	—	—
Weighted average common share or unit outstanding - diluted, respectively	132,322	166,737	132,322	166,737
Net income per common share or unit - basic, respectively	$0.06	$0.03	$0.07	$0.07
Net income per common share or unit - diluted, respectively	$0.06	$0.03	$0.07	$0.07

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

The following table summarizes the Company’s revenue, net income and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$121,787	$85,968	$337,008	$254,013
Expenses and other items:
Cost of goods sold:
Labor	(28,571)	(22,338)	(84,711)	(70,059)
Materials	(34,479)	(22,555)	(92,456)	(67,271)
Overhead	(5,959)	(4,346)	(15,102)	(12,436)
Depreciation and amortization	(2,838)	(2,945)	(8,327)	(6,869)
Total cost of goods sold	(71,847)	(52,184)	(200,596)	(156,635)
General and administrative expenses	(19,996)	(11,187)	(62,714)	(31,269)
Depreciation and amortization not included in cost of goods sold	(8,132)	(5,190)	(21,819)	(16,921)
Other income	51	351	351	1,157
Interest expense, net	(10,002)	(12,533)	(33,268)	(37,994)
Income tax provision	(4,217)	(933)	(9,309)	(1,333)
Net income	$7,644	$4,292	$9,653	$11,018

General and administrative expenses include employee compensation and benefits of $8.9 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively, and $23.4 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Other income for the nine months ended September 30, 2024 was $1.2 million, which was primarily attributable to the gain from the settlement of a shareholder note in the three months ended March 2024. Other income for other periods presented was immaterial.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the condensed consolidated statement of cash flows for the amount of cash paid for capital expenditures.

Interest income during the periods presented is insignificant.

13.
Provision for Income Tax

The following table summarizes the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percent)
Income before provision for income taxes	$11,861	$5,225	$18,962	$12,351
Provision for income taxes	4,217	933	9,309	1,333
Effective tax rate	35.6%	17.9%	49.1%	10.8%

The increase in the effective income tax rates for the three and nine months ended September 30, 2025, as compared to the same periods prior year, respectively, was primarily driven by change in entity classification, non-deductible profit interests, non-deductible officer compensation, and interest and penalties from prior year tax returns and uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including modifications to capitalization of research and development expenses, limitation on deductions for interest expense and accelerated depreciation on fixed asset additions. The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the three months ended September 30, 2025. The Company continues to assess the impact of OBBBA on its condensed consolidated financial statements.

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

The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of September 30, 2025 and December 31, 2024, the Company has no material reserves for legal contingencies and does not believe it is subject to material litigation risk. Legal fees are expensed as incurred.

15.
Subsequent Events

On October 24, 2025, the Company entered into a second amendment to the Citi Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for an incremental term loan in the aggregate original principal amount of $130.0 million (the “Incremental Term Loan”). There were no other material modifications to the terms. The proceeds of the Incremental Term Loan are used to repay outstanding revolving credit loans under the Citi Credit Agreement, for working capital and other general corporate purposes (including, without limitation, acquisitions and other investments) and for the payment of any fees, commissions and expenses associated therewith.

To expand its capabilities in the commercial space industry, on October 28, 2025, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which a wholly-owned subsidiary of the Company has agreed to purchase Five Axis Industries Inc. (“Five Axis”), for $83.0 million in cash and 68,625 shares of common stock of the Company, subject to the satisfaction or waiver of certain customary closing adjustments. The Agreement contains customary representations, warranties and covenants of the parties. The acquisition is expected to be accounted for as a business combination and the Company is in the process of preparing its preliminary purchase price allocation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited interim condensed consolidated financial statements, including the related notes thereto, contained within this Item 1 of this Quarterly Report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “Karman,” “we,” “us,” and “our” refer to TCFIII Spaceco Holdings and its other subsidiaries prior to the Corporate Conversion and to Karman Holdings Inc. or Karman Holdco and its consolidated subsidiaries for all periods following the Corporate Conversion.

Overview

We specialize in the rapid design, development and production of critical, next-generation system solutions for launch vehicle, satellite, spacecraft, missile defense, hypersonic and Unmanned Aircraft Systems (“UAS”) customers. Our integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of Defense (“DoD”) and space sector initiatives. We estimate that no single program accounted for more than 11% of sales in the nine months ended September 30, 2025 or the nine months ended September 30, 2024, with revenue from over 100 active programs supporting current production and next-generation space, missile, hypersonic, and defense applications.

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

Our Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after September 30, 2025, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

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

Recent Developments

On July 23, 2025, we priced the underwritten public offering (the “Offering”) of our common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $49.00 per share (the “Offering Price”), pursuant to our registration statement on Form S-1 (File No. 333-288809), as amended (the “Registration Statement”). On July 23, 2025, in connection with the pricing of the Offering, certain of our existing stockholders (the “Selling Stockholders”) agreed to sell 21,000,000 shares of their Common Stock, in each case at the Offering Price, less underwriting discounts and commissions. The Underwriters were granted a 30-day option to purchase up to an additional 3,150,000 shares of Common Stock from a certain Selling Stockholder, which was fully exercised on July 24, 2025. The Offering and the shares were delivered on July 25, 2025. The Offering was non-dilutive and increased the public float of our common stock. We did not sell any shares or receive proceeds, and the Offering had no impact on our capital structure or operations.

On October 24, 2025, we entered into a second amendment to the Citi Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for an incremental term loan in the aggregate original principal amount of $130.0 million (the “Incremental Term Loan”). The proceeds of the Incremental Term Loan are being used to repay our outstanding revolving credit loans under the Citi Credit Agreement and to fund the acquisition of Five Axis Industries Inc. (“Five Axis”), thereby expanding our capabilities in the commercial space industry. Pursuant to the Securities Purchase Agreement (the “Agreement”) completed October 28, 2025, a wholly-owned subsidiary of ours has agreed to acquire Five Axis for $83.0 million in cash and 68,625 shares of our common stock, subject to the satisfaction or waiver of certain customary closing adjustments.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth, for the periods presented, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Revenue	$121,787	$85,968	35,819	41.7%
Cost of goods sold	71,847	52,184	19,663	37.7%
Gross profit	49,940	33,784	16,156	47.8%
General and administrative expenses	19,996	11,187	8,809	78.7%
Depreciation and amortization expense	8,132	5,190	2,942	56.7%
Total operating expenses	28,128	16,377	11,751	71.8%
Net operating income	21,812	17,407	4,405	25.3%
Interest expense, net	(10,002)	(12,533)	2,531	(20.2%)
Other income	51	351	(300)	(85.5%)
Provision for income taxes	(4,217)	(933)	(3,284)	352.0%
Net income	7,644	4,292	3,352	78.1%
Net Income Margin	6.3%	5.0%		1.3%
Operating Margin	17.9%	20.2%		(2.3%)
Gross Profit Margin	41.0%	39.3%		1.7%

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Revenue	$337,008	$254,013	82,995	32.7%
Cost of goods sold	200,596	156,635	43,961	28.1%
Gross profit	136,412	97,378	39,034	40.1%
General and administrative expenses	62,714	31,269	31,445	100.6%
Depreciation and amortization expense	21,819	16,921	4,898	28.9%
Total operating expenses	84,533	48,190	36,343	75.4%
Net operating income	51,879	49,188	2,691	5.5%
Interest expense, net	(33,268)	(37,994)	4,726	(12.4%)
Other income	351	1,157	(806)	(69.7%)
Provision for income taxes	(9,309)	(1,333)	(7,976)	598.3%
Net income	9,653	11,018	(1,365)	(12.4%)
Net Income Margin	2.9%	4.3%		(1.5%)
Operating Margin	15.4%	19.4%		(4.0%)
Gross Profit Margin	40.5%	38.3%		2.1%

Revenue

Revenue for the three months ended September 30, 2025 increased $35.8 million or 41.7% to $121.8 million as compared to $86.0 million for the three months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 increased $83.0 million, or 32.7%, to $337.0 million as compared to $254.0 million for the same period last year.

The increase in revenue for the three months and nine months ended September 30, 2025 as compared to the same periods in the prior year, was primarily attributable to organic growth across all end-markets, Tactical Missiles and Integrated Defense Systems, followed by Space and Launch and Hypersonics and Strategic Missile Defense.

As described in additional detail below, the results of operations include the following disaggregation of end market revenue:

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$36,608	$26,927	$9,681	36.0%
Space and Launch	40,697	27,640	13,057	47.2%
Tactical Missiles and Integrated Defense Systems	44,482	31,401	13,081	41.7%
Total Revenue	$121,787	$85,968	$35,819	41.7%

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$101,624	$80,490	$21,134	26.3%
Space and Launch	114,165	86,408	27,757	32.1%
Tactical Missiles and Integrated Defense Systems	121,219	87,115	34,104	39.1%
Total Revenue	$337,008	$254,013	$82,995	32.7%

Growth in Hypersonics and Strategic Missile Defense revenue for the three and nine months ended September 30, 2025 from the comparable periods in the prior year, was primarily driven by higher production output from missile programs, such as PrSM, Standard Missile 3 and 6, and development programs. The increase also benefited from the timing of orders and was partially offset by the timing of funding for classified programs.

Growth in Space and Launch revenue for the three and nine months ended September 30, 2025 from the comparable periods in the prior year, was primarily driven by the timing of orders from both legacy and emerging launch providers. For the nine months ended September 30, 2025, this growth was partially offset by lower revenue from the Space Launch Systems (“SLS”).

Growth in Tactical Missiles and Integrated Defense Systems for the three and nine months ended September 30, 2025 from the comparable periods in the prior year, was primarily driven by an increase in production rates for GLMRS, AIM-9X and UAS programs.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $19.7 million, or 37.7%, and $44.0 million, or 28.1%, for the three and nine months ended September 30, 2025 from the comparable periods in the prior year, respectively, which was primarily driven by increased spending on materials and labor to support production growth.

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Labor	$28,571	$22,338	$6,233	27.9%
Materials	34,479	22,555	11,924	52.9%
Overhead	5,959	4,346	1,613	37.1%
Depreciation	2,838	2,945	(107)	(3.6%)
Total cost of goods sold	$71,847	$52,184	$19,663	37.7%

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Labor	$84,711	$70,059	$14,652	20.9%
Materials	92,456	67,271	25,185	37.4%
Overhead	15,102	12,436	2,666	21.4%
Depreciation	8,327	6,869	1,458	21.2%
Total cost of goods sold	$200,596	$156,635	$43,961	28.1%

Gross margin increased 1.7% and 2.1% for the three and nine months ended September 30, 2025 from the comparative period of the prior year, respectively. The increase was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses and the related percentage changes for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Payroll	$8,986	$5,270	$3,716	70.5%
Professional fees	5,992	2,363	3,629	153.6%
Marketing	189	185	4	2.2%
Computers & Software	1,015	843	172	20.4%
Share-based compensation	—	249	(249)	(100.0)%
Other	3,814	2,277	1,537	67.5%
Total general and administrative expenses	$19,996	$11,187	$8,809	78.7%

	Nine Months Ended September 30,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Payroll	$23,413	$15,662	$7,751	49.5%
Professional fees	16,526	5,499	11,027	200.5%
Marketing	443	478	(35)	(7.3)%
Computers & Software	3,097	1,776	1,321	74.4%
Share-based compensation	8,084	746	7,338	983.6%
Other	11,151	7,108	4,043	56.9%
Total general and administrative expenses	$62,714	$31,269	$31,445	100.6%

General and administrative expenses increased by $8.8 million, or 78.7%, for the three months ended September 30, 2025 compared to the prior year period, which was primarily driven by higher compensation and benefits as we strengthen our team and expand our operational capabilities to support ongoing business growth. Additionally, the increase was attributed to higher professional fees for tax, accounting, and consulting services, primarily related to operating as a public company and in connection with planned and completed acquisitions.

General and administrative expenses increased by $31.4 million, or 100.6% , for the nine months ended September 30, 2025 compared to the prior year period. In addition to the factors contributing to the three-month period, the increase was attributed to higher share-based compensation from P units and Phantom Units that fully vested in connection with the completion of the Company’s IPO in February 2025.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.9 million, or 56.7%, and $4.9 million, or 28.9%, for the three and nine months ended September 30, 2025 from the comparative period of the prior year, respectively. The increase was primarily attributable to the amortization expense on a total of $52.1 million intangible assets acquired in the MTI and ISP acquisitions in the second quarter of 2025.

Interest Expense, net

Interest expense, net decreased by $2.5 million, or 20.2%, for the three months ended September 30, 2025 from the comparative period of the prior year. Both the Revolving Credit Facility and Term Note payable are variable interest rate loans with an applicable spread. The decrease was primarily driven by a lower year-over-year interest rate.

Interest expense, net decreased by $4.7 million, or 12.4%, for the nine months ended September 30, 2025 from the comparative period of the prior year. In addition to the factors contributing to the three-month period, the decrease was partially offset by the $2.5 million write-off of unamortized issuance costs related to the extinguishment of the TCW Term Note in the second quarter of 2025. For additional information related to debt, see Note 6, Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income

Other income for each of the three months ended September 30, 2025 and 2024 was immaterial. Other income for the nine months ended September 30, 2025 and 2024 was $0.4 million and $1.2 million, respectively. The difference between periods was primarily attributable to the gain from a settlement of a shareholder note in the nine months ended September 30, 2024.

Provision for Income Taxes

The provision for income taxes was $4.2 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. The provision for income taxes was $9.3 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in the provision for income taxes for the three and nine months ended September 30, 2025 from the comparative periods of the prior year was attributable to discrete items, including the change in entity classification, non-deductible officers’ compensation, and interest and penalties related to prior year tax returns and uncertain tax positions. For additional information regarding provisions for taxes, see Note 13, Provision for Income Taxes, in the Notes to the Condensed Consolidated Financial Statements.

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

Financial and Operating Data

	For the three months ended September 30,		For the Nine months ended September 30,
(unaudited, in thousands, except percent)	2025	2024	2025	2024
Revenue	$121,787	$85,968	$337,008	$254,013
Funded Backlog[1]	$758,188	$550,603	$758,188	$550,603
Net income	$7,644	$4,292	$9,653	$11,018
EBITDA[2]	$32,833	$25,894	$82,376	$74,135
Adjusted EBITDA[2]	$37,725	$28,065	$103,325	$79,785
Net income margin	6.3%	5.0%	2.9%	4.3%
Adjusted EBITDA Margin[2]	31.0%	32.6%	30.7%	31.4%

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

The reconciliation of GAAP to non-GAAP financial measures is provided below.

Reconciliation of GAAP to Non-GAAP Financial Measures:

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in thousands, except percent)	2025	2024	2025	2024
Net income	$7,644	$4,292	$9,653	$11,018
Income tax provision	4,217	933	9,309	1,333
Depreciation and amortization[1]	10,970	8,136	30,146	23,790
Interest expense, net	10,002	12,533	33,268	37,994
EBITDA	32,833	25,894	82,376	74,135
Transaction related expenses[2]	3,533	1,074	9,399	3,164
Integration expenses and non-recurring restructuring costs[3]	559	849	1,200	1,741
Lender and administrative agent fees[4]	—	—	1,466	—
Share-based Compensation[5]	—	248	8,084	745
Other non-recurring costs[6]	800	—	800	—
Adjusted EBITDA	$37,725	$28,065	$103,325	$79,785
Revenue	$121,787	$85,968	$337,008	$254,013
Net income margin	6.3%	5.0%	2.9%	4.3%
Adjusted EBITDA Margin	31.0%	32.6%	30.7%	31.4%

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited)	2025	2024	2025	2024
GAAP net income per share and unit, respectively	$0.06	$0.03	$0.07	$0.07
Transaction-related expenses[2]	0.03	0.01	0.07	0.02
Integration expenses and non-recurring restructuring costs[3]	—	—	0.01	0.01
Lender and administrative agent fees[4]	—	—	0.01	—
Share-based compensation[5]	—	—	0.06	—
Other non-recurring costs[7]	0.01	—	0.03	—
Adjusted EPS[8]	$0.10	$0.04	$0.25	$0.10

1.
Includes depreciation of property, plant and equipment, amortization of intangible assets and right-of-use assets. Depreciation expense includes allocated depreciation from cost of goods sold of $2.8 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, and $8.3 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. For the three and nine months ended September 30, 2025, these expenses related to the Secondary Offering, MTI and ISP acquisitions. Additionally, the Company incurred certain professional service fees related to its IPO that did not meet the requirements to be deferred issuance costs. These costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance.
3.
Includes company-wide system implementation expenses company re-branding costs and compliance efforts. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with one-off amendments to the Company’s credit agreement, separate from ongoing administrative fees.
5.
Reflects share-based compensation expenses associated with the Company’s P Units and Phantom Units. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025.
6.
Other non-recurring costs for the three and nine months ended September 30, 2025 include estimated legal settlements and related professional fees that are non-recurring and do not reflect ongoing business operations.
7.
Other non-recurring costs for the three months ended September 30, 2025 includes (i) estimated legal settlements and related professional fees and (ii) write-off of a tax refund that are non-recurring and do not reflect ongoing business operations. Other non-recurring costs for the nine months ended September 30, 2025 also included a $2.5 million write-off of unamortized debt issuance costs associated with our previous TCW term loan, which was refinanced with the new Citi Term Loan.
8.
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

Critical Accounting Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2024. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2024.

Liquidity and Capital Resources

The following table summarizes our capitalization:

	As of September 30,
	2025	2024
	(in thousands except ratio)
Cash and cash equivalents	$18,665	$7,671
Debt:
Finance lease liabilities (including current portion)	78,648	80,895
Revolving credit facility	30,000	20,000
Notes Payable, including current portion, net of debt issuance costs	367,960	335,037
Total debt	476,608	435,932
Stockholders' equity and members' equity, respectively	369,121	194,107
Total capitalization (debt plus equity)	$845,729	$630,039
Total debt to total capitalization	1.29	2.25

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

The Citi Credit Agreement contains a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, we are required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon our requirement to deliver quarterly financial statements to the lender under the Citi Credit Agreement, which obligation commences with the fiscal quarter ending September 30, 2025. The Company was in compliance with its debt covenant as of September 30, 2025.

On October 24, 2025, we entered into a second amendment to the Citi Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for an incremental term loan in the aggregate original principal amount of $130,000,000 (the “Incremental Term Loan”). The proceeds of the Incremental Term Loan were used to repay outstanding revolving credit loans under the Citi Credit Agreement, the acquisition of Five Axis, and for the payment of any fees, commissions and expenses associated therewith.

We believe that our cash and cash equivalents as of September 30, 2025, together with available borrowings under the Citi Credit Agreement and expected net cash provided by operating activities will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to grow our business, including by any acquisitions we may make, we may in the future require additional working capital.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,824)	$19,087
Investing activities	(147,919)	(41,974)
Financing activities	185,878	25,103
Net increase in cash and cash equivalents	$7,135	$2,216

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $30.8 million , primarily consisting of net income of $9.7 million, non-cash item of $40.3 million and a net change in our operating assets and liabilities of $80.8 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $39.8 million, a decrease in contract liabilities of $11.2 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $26.7 million, which was mainly driven by payment of $11.7 million acquisition-related expenses and timing of other payments.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $19.1 million, primarily consisting of net income of $11.0 million, non-cash items of $18.2 million and a net change in our operating assets and liabilities of $10.1 million. Change in our operating assets and liabilities was primarily driven by an decrease in contract assets of $12.1 million, a decrease in contract liabilities of $8.9 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts receivable of $3.6 million,which was due to timing of invoicing and improved collection.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $147.9 million, as a result of MTI and ISP acquisitions of $126.3 million in total, investment in convertible note of $6.0 million and purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2024 was $42.0 million, which was principally attributable to the RMS acquisition and purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $185.9 million, which was primarily driven by net proceeds from our IPO of $153.8 million, proceeds from our new Citi credit facilities of $398.5 million (net of payment of debt issuance costs), partially offset by repayment of our old TCW credit facilities of $337.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $25.1 million, which was primarily driven by net proceeds from increasing our TCW Term Note by $34.0 million (net of payment of debt issuance costs), partially offset by repayment of TCW Term Note of $6.8 million.

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

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Finance lease expense
Amortization of ROU assets	$1,708	$1,650	$5,132	$4,774
Interest on lease liabilities	1,642	1,681	5,005	4,986
Operating lease expense	557	443	1,622	1,287
Total	$3,907	$3,774	$11,759	$11,047

On a consolidated basis, supplemental cash flow information for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$5,011	$4,895
Financing cash flows from finance leases	$2,892	$1,975
Operating cash flows from operating leases	$1,660	$1,314
ROU assets obtained in exchange for new finance lease liabilities	$—	$5,170
ROU assets obtained in exchange for new operating lease liabilities	$1,342	$489
Weighted-average remaining lease term in years for finance leases	13.31	n/a
Weighted-average remaining lease term in years for operating leases	5.52	n/a
Weighted-average discount rate for finance leases	8.35%	n/a
Weighted-average discount rate for operating leases	9.57%	n/a

Off-Balance Sheet Arrangements

As of September 30, 2025 and 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Revolving Credit Facility and Term Note, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the nine months ended September 30, 2025 and 2024 would have resulted in approximately a $2.8 million and $2.4 million increase in interest expense, respectively.

We had cash of $18.7 million and $11.5 million as of September 30, 2025 and December 31, 2024, respectively, which is held for working capital and general corporate purposes. We do not have significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, due to the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We remain committed to addressing the material weaknesses and strengthening our overall control environment. In collaboration with a leading consulting firm, we have begun evaluating these weaknesses and developing a comprehensive remediation plan. The elements of our remediation plan are expected to accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Until the remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price. While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Set forth below is certain information regarding Rule 10b5-1 trading plans adopted by our directors and officers (as defined in Rule 16-a-1(f)) under the Exchange Act) during the quarter ended September 30, 2025. The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name and Title	Type of Action	Date of Adoption/Termination	Expiration Date	Aggregate Number of Securities to Be Sold Under the Plan
Tony Koblinski, CEO	Adoption	8/13/2025	12/15/2025	300,000
Mike Willis, CFO	Adoption	8/13/2025	12/15/2025	115,000
Stephanie Sawhill, CGO	Adoption	8/13/2025	12/15/2025	62,000
Jonathan Beaudoin, COO	Adoption	8/13/2025	12/15/2025	74,000
Brian Raduenz, Director	Adoption	8/13/2025	12/15/2025	90,000

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
10.2

Credit Agreement, dated as of April 1, 2025, by and among Karman, the lenders from time to time party thereto and Citibank, N.A., as the administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 7, 2025)

10.3

First Amendment to Credit Agreement, dated as of May 27, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2025)

10.4

Second Amendment to Credit Agreement, dated as of October 24, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)

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

KARMAN HOLDINGS INC.

	By:	/s/ Mike Willis
Mike Willis
Date: November 6, 2025		Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: November 6, 2025	By:	/s/ Tony Koblinski
Tony Koblinski
Chief Executive Officer (Principal Executive Officer)