Form 10-K
period 2025-12-31
Karman Holdings Inc.
filed 2026-04-03
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was approximately $2.6 billion, based on closing sale price as reported on the New York Stock Exchange on such date.

Number of shares of registrant’s common shares outstanding as of March 20, 2026 was 132,526,299.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Prior to the effectiveness of our registration statement (File No. 333-284382), we operated as a Delaware limited liability company under the name TCFIII Spaceco Holdings LLC (d/b/a Karman Space and Defense) (“Karman LLC”). Subsequently, we converted to a Delaware corporation and changed our name to Karman Holdings Inc. (“Karman Holdco”). See the section of our prospectus dated February 12, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2025, pursuant to Rule 424(b)(4) (SEC File No. 333-284382) (the “Prospectus”) titled “Corporate Conversion.” In the conversion, all of our outstanding equity interests were converted into shares of common stock. Specifically, holders of Karman LLC units received shares of common stock of the Company for each unit of Karman LLC. The foregoing conversion and related transactions are referred to herein as the “Corporate Conversion.” The purpose of the Corporate Conversion was to reorganize our structure so that the entity that offered our common stock to the public was a corporation rather than a limited liability company and so that our existing investors and new investors own our common stock rather than equity interests in a limited liability company. Except as disclosed in this Annual Report on Form 10-K, the consolidated financial statements and related notes thereto and other financial information included in the report are those of the Company as successor to Karman LLC and its subsidiaries and do not give effect to the Corporate Conversion.

Presentation of Financial Information

We are a holding company and our sole asset is the capital stock of our wholly owned subsidiaries. Karman LLC is the predecessor of the issuer for financial reporting purposes. Accordingly, this Annual Report on Form 10-K contains the historical financial statements of Karman LLC and its consolidated subsidiaries. Karman Holdco is the reporting entity following our initial public offering on February 14, 2025.

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

INDUSTRY AND MARKET DATA

Within this Annual Report on Form 10-K, we reference information and statistics regarding the industry in which we operate. We have obtained this information and statistics from various independent third-party sources, independent industry publications, reports by market research firms and other independent sources. Some data and other information contained in this Annual Report on Form 10-K are also based on management’s estimates and calculations, which are derived from our review and interpretation of internal surveys and independent sources. The information is as of its original publication dates (and not as of the date of this Annual Report on Form 10-K). Data regarding the industries in which we compete and our market position and market share within these industries are inherently imprecise and are subject to significant business, economic and competitive uncertainties beyond our control, but we believe they generally indicate size, position and market share within these industries. While we are responsible for all of the disclosure in this Annual Report on Form 10-K and believe the third-party information and our internal company research, data and estimates contained in this Annual Report on Form 10-K to be reliable, we have not independently verified any third-party information nor has any independent source verified our internal company research, data and estimates.

In addition, assumptions and estimates of our and our industry’s future performance are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates. See “Cautionary Note Regarding Forward-Looking Statements.” As a result, you should be aware that market, ranking, and other similar industry data included in this Annual Report on Form 10-K, and estimates and beliefs based on that data may not be reliable. We cannot guarantee the accuracy or completeness of any such information contained in this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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
•
the loss of our GSA (defined below) contracts or GWACs (defined below) could impair our ability to attract new business;

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
•
our stock price may be volatile, and an investment in our common stock could suffer a decline in value;
•
the impact of escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, the COVID-19 pandemic, or a similar public health threat, or the ongoing conflicts and the potential for new or unforeseen conflicts, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations;
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

ITEM 1. BUSINESS

Our Company

We specialize in the upfront design, testing, manufacturing, and sale of mission-critical systems for existing and emerging, high-priority missile and defense, and space programs. Our integrated payload protection, interstage and propulsion system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of War (“DoW”) and space sector initiatives. For the years ending December 31, 2025 and 2024, we estimate that no single program out of the more than 130 active programs in production and development that we support accounted for more than 12% of our revenue, on average, for those twelve month periods. Our revenue base is diversified across these active programs, supporting current production and next-generation space, missile, hypersonics, and defense applications.

We believe that our engineering expertise, vertically integrated production capabilities, and successful track record with critical subcomponent and subsystem design and manufacturing position us to successfully serve our prime contractor customers. Our customers rely on us to design and deliver integrated system at scale that must operate effectively in extreme environments while meeting stringent performance requirements. We organize our highly engineered solutions in three key families: Payload Protection and Deployment Systems, Aerodynamic Interstage Systems, and Propulsion Systems:

•
Payload Protection and Deployment Systems: full design and manufacturing of the top section of a booster, launch vehicle, payload, or missile system
•
Aerodynamic Interstage Systems: supporting metallic and composite subsystems designed to enhance aerodynamics and enable different modes of interstage separation
•
Propulsion Systems: integrated solid rocket motors and supporting subsystems, critical subsystems for liquid fueled rocket motors, launch systems, and ablative composites

We supply our solutions across three growing, core end markets: Hypersonics & Strategic Missile Defense, Tactical Missiles and Integrated Defense Systems, and Space and Launch. We serve a diverse customer base within these end-markets, where we maintain long-standing relationships and engineering partnerships. We believe that our differentiated technical design, expertise, intellectual property, high degree of vertical integration and heritage of mission success combine to represent a value proposition that would be difficult to replicate by our current and potential future competitors. By deploying our vertically integrated, concept-to-production capabilities and our highly focused acquisition strategy, we have developed a business model designed to create long-term, sustainable value for our customers, the programs we support, the warfighter and our stockholders.

Our business approach combines both strong organic growth and our proven buy, build, and integrate acquisition strategy. Karman Space and Defense began with four core acquisitions that have been fully integrated into our business to create a synergistic platform with complementary capabilities and robust intellectual property (“IP”). Our formation began with the merger of Aerospace Engineering, LLC (“AEC”) and AMRO Fabricating Corporation (“AMRO”) in October 2020, which allowed us to become one of the largest independently owned suppliers focused on manufacturing complex systems for the space and missile markets. Shortly thereafter, we acquired American Automated Engineering, Inc. (“AAE”) (December 2020), a manufacturer of high-temperature composites, and Systima Technologies (“Systima”) (September 2021), a specialist in the design and integration of energetic and mechanical systems into the structural design of mission-critical space and hypersonic systems. Since IPO, we have completed three additional, complementary acquisitions focused on further expanding our capability set and further differentiating our offering. Collectively, these acquisitions have:

•
United highly complementary capabilities that are critical to Karman’s “concept-to-production capabilities” offering to blue chip missile and space primes
•
Delivered a storied heritage of trusted, mission success encompassing more than 40 years, which we deem vital to success in our industry
•
Created a platform and strategic basis to continue to seek accretive, complementary acquisitions

Today, Karman operates approximately 808,000 square feet of design, engineering, testing and manufacturing space, supporting a unified go-to-market strategy. We continue to evaluate opportunities to support anticipated growth and add flexible and dedicated capacity to support emerging and mature production programs.

Our Platform

The relentless pursuit of mission success, no matter the challenge, underscores our ability to design and produce [highly?] technical, mission-critical systems for prime contractor integrators. As a purpose-built collection of time-tested, engineering focused businesses, Karman Space and Defense’s integrated platform unites over 40 years of successful experience in delivering complex, engineered solutions for customers.

Our business is guided by a key, overarching mission – to expand what’s possible in space and defense through the relentless pursuit of innovation, integration, and collaboration. Our business model is focused on providing innovative and reliable integrated system solutions, based on our concept-to-production capabilities, which include comprehensive in-house design, analysis, testing and qualification, and production services. We believe this strategy and these capabilities provide a competitive advantage that results in a market-leading position.

We are focused on delivering innovative and customized solutions for our customers, with approximately 300 multidisciplinary engineers supporting our comprehensive in-house design and manufacturing capabilities. We believe we have a unique set of capabilities, which are supported by decades of experience across advanced material design, proprietary digital models, material science and testing, and manufacturing expertise. We believe that this collection of vertically integrated capabilities delivers a strong value proposition for our customers, who seek to simplify their supply chains, increase their speed to market, and reduce costs – all while benefiting from effective, high quality, integrated system solutions. Our differentiated market offering is supported by a high percentage significant sole and single source contract positions.

Our Intellectual Property (“IP”) is developed based on our differentiated technical design expertise, which enables us to work collaboratively with customers earlier in a program’s lifecycle to develop highly integrated, mission critical solutions. Such early participation often results in Karman solutions becoming part of the future production specification. The multi-decade experience from our integrated companies indicates that once a supplier has been qualified on a particular program and is delivering on the basis of quality, it is unlikely that a customer would pursue re-qualification, given its typically lengthy and costly nature. We believe this provides us with a strong competitive advantage and allows us to benefit from the long-term nature of missile and space programs and the associated revenue and budgetary visibility. Furthermore, our key design philosophy centers around providing an optimal solution for the customer’s mission, given a specific set of performance requirements. With deep advanced materials expertise and design capabilities, Karman maintains an agnostic approach to system design and material selection, crafting solutions that best meet the customer specification. These optimal solutions often incorporate our patented materials, subcomponents, and proprietary manufacturing processes that have been developed over more than 40 years of experience.

Our revenue is diversified across end-markets, product families, programs, program lifecycles and customers, with a significant portion derived from sole or single source program positions. In 2025, our revenue was nearly split evenly across our three core end markets, with revenue from approximately 80 customers and more than 130 programs.

For the year ended December 31, 2025, we generated $471.5 million in revenue, representing 36.6% year over year growth from the year ended December 31, 2024. Additionally, we generated net income of $17.4 million and $145.3 million of non-GAAP Adjusted EBITDA in 2025, representing a 3.7% and 30.8% net income and Adjusted EBITDA margin, respectively. We believe that our double-digit revenue growth and Adjusted EBITDA margin are a testament to the fundamentals of our strong underlying end-markets and the compelling value proposition that we offer to our prime contractor customers. Given what we believe to be multiple avenues for continued organic and inorganic growth and a well-diversified business across programs, customers, markets, and product families, we believe we are well-positioned to deliver continued profitable growth. For a discussion of the use of Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation to the most directly comparable GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Non-GAAP Operating Measures.”

Our Industry

End Markets

We primarily compete across three core end markets: Hypersonics & Strategic Missile Defense, Tactical Missiles & Integrated Defense Systems, and Space & Launch.

Hypersonics & Strategic Missile Defense: Defined by large diameter hypersonic and intercontinental missiles and interceptors, this end-market represented 31.7% of revenue in 2025. This market continues to evolve, driven in part by the development of hypersonic missiles, capable hypersonic deterrents, strategic missiles as well as the continued production of critical legacy platforms. As near-peer nation-state threats, namely China and Russia, continue to expand their anti-ballistic missile capabilities and advance their hypersonic capabilities and platforms, funding and support for viable, domestic hypersonic programs has continued to grow to combat these threats. Additionally, with the development of continued geopolitical uncertainty and a focus on global defense spending, we believe the funding to develop and produce such missiles will continue to drive this end-market into the future.

Tactical Missiles & Integrated Defense Systems: The Tactical Missiles & Integrated Defense end-market, defined by smaller diameter rocket, missile technologies, and launcher systems that support the successful deployment of missiles, represented 31.5% of our revenue in 2025. This end-market comprises applications across multiple use cases, including anti-armor, air-to-air, anti-ship, air-to-surface, surface-to-air, and naval-surface to air. Similar to our Hypersonics & Strategic Missile Defense end-market, this market has continued to benefit from a shift in defense spending posture as current conflicts demonstrate the strategic importance of these missile platforms and technologies, many of which can be deployed rapidly with high effectiveness in the modern threat environment. We expect this spending shift, along with the call for the ongoing replenishment, the need for larger strategic stockpiles by both the U.S. and its allies, and development of next-generation weapon systems, to drive strong future demand.

Space & Launch: Space and Launch represented 36.9% of our revenue in 2025. This end market encompasses the application of our key integrated solutions across Payload Protection and Deployment Systems, Aerodynamic Interstage Systems, and Propulsion Systems to a wide variety of traditional and emerging launch providers. With the expected continued emergence of new launch providers, an increased commercial launch cadence, deeper governmental focus and spend on the space sector, and the introduction of new space applications, we believe this end-market will continue to benefit from robust growth.

Competition

The competition we face in our core end markets is characterized by a large, fragmented supplier base of piece part and subsystems providers, with few integrated system providers. Given our technical design capability and requisite component and piece part expertise as an integrated solutions provider, we believe we occupy a differentiated position within our customers’ supply chain and face few direct competitors. These direct competitors offer vertically integrated, design-to-production capabilities and possess the ability to offer customers integrated system solutions. Other competitors for these integrated system solutions include our prime contractor customers’ ability and decision to insource as part of their “make vs. buy” determination.

Despite different positioning, we do compete with piece part and subsystem providers across each of our product categories at the sub-integrated system supply level. We believe these competitors are characterized by less differentiated intellectual property with a core focus on manufacturing and “build-to-print” capabilities. We compete mainly on the basis of technical differentiation and our ability to deliver highly complex solutions, suited for extreme operating environments, to customers in a timely manner. We believe our ability to offer tailored solutions that meet complex design requirements has allowed us to successfully cultivate lasting customer relationships and a reputation founded in innovation. We believe our track record and focus on customer and mission success positions us as a trusted supplier and affords us the opportunity to continue to capture market share on existing and next-generation programs.

Competitive Strengths

Mission-Critical, Concept-to-Production, Integrated Systems Provider

As a system-level provider, we offer a full suite of capabilities necessary to support the full program lifecycle, from design through production. We are equipped with upfront engineering and design, testing and qualification capabilities, and a scaled manufacturing footprint. We believe that our set of integrated capabilities provides a valuable service to the marketplace, by consolidating steps in the manufacturing lifecycle in an integrated manner to meet complex customer needs. Furthermore, we believe that our positioning and integrated business model provide our customers with a key advantage.

Our deep expertise across design, testing, and advanced materials allows for selection across a wide variety of capabilities necessary to create, test, and produce a specified design—all in one place. We believe this reduces the customer’s need to commit resources to in-house system design or supply chain management. As a result, when customers choose to outsource integrated system design and manufacturing to us as a single supplier, they generally benefit from increased speed to market and reduced costs. As the technical nature of design for next-generation weapon systems grows more complex, we believe that our integrated concept-to-production capabilities will provide increased value to our customers.

Differentiated Technical Design Focus with IP Creates High Barriers to Entry

With approximately 300 multi-discipline engineers and decades of combined experience, we believe we offer a high degree of differentiation as a result of our technical capabilities and our IP, which consists of patents, trade secrets and proprietary know-how.

We believe that our customers have come to expect and trust us to effectively design, test, and field mission-critical system solutions. Our technical capability is supported by our IP, which comprises three key categories: Design IP, Proprietary IP, and Process IP.

•
Our Design IP is applied in partnership with the prime contractor and end-customers to create complex system designs that typically meet stringent and custom performance specifications. Examples of our design IP include the full system design authority and components selection for integrated systems, such as shrouds or solid rocket motors. We believe that our design capabilities enable us to begin work with customers on next-generation platforms much earlier in the development cycle, providing an opportunity for increased revenue capture at each program stage, from technology maturation to production.
•
Our Proprietary IP consists of unique Karman technologies that are often deployed across our solutions. Examples of proprietary IP technologies include patented components relating to our core competencies of energetics, safe and arm, and advanced materials.
•
Our Process IP consists of engineered, and often complex, production methods that leverage our decades-long experience in manufacturing to enable the production of various advanced materials into designs that require high precision and quality. Examples of Process IP include Karman’s manufacturing methods deployed to create solid rocket motor nozzles, spun form shrouds, and solid propellant driven actuators.

In many instances, the solutions that we provide to our customers combine all three categories of IP, creating a unique offering, which we believe creates high barriers to entry for our competitors.

Strategically Aligned with Priority Production and Emerging Missile & Defense Programs, including Golden Dome

We were a supplier to over 130 funded missile and space programs in 2025, covering a multitude of high priority programs with key content provided to both production and early stage, next-generation programs. We provided content on a wide variety of high-priority missile programs across the U.S. Army, Navy, Air Force, Missile Defense Agency, and a variety of U.S. commercial space and NASA-sponsored programs. Many of the proven missile defense programs we have been supporting for years are positioned to form key elements of the Golden Dome program for defending the U.S. homeland against myriad strategic and tactical threats.

Our technical capabilities and strategic focus on early partnership for next-generation programs have also enabled us to capture multiple positions on key hypersonic development programs integral to the future defense of the U.S. and its allies. We believe our diverse and aligned programmatic exposure provides an important tailwind for the business and will continue to drive long-term growth as we continue to support important DoW initiatives.

Diversified Business Model with Balanced Revenue Mix, Offering Both Stability and Growth

Our mission-critical solutions are deployed across a diverse set of end markets, products, customers, and programs and phases of the product lifecycle within programs. This diversification reduces the reliance on any one program, end market, customer, or product offering and positions us well for future secular growth amidst a variety of potential market backdrops.

•
End-markets: Our revenue for the fiscal year ended December 31, 2025 was nearly equally distributed across our 3 core end markets with 32% from Hypersonics & Strategic Missile Defense, 36% from Tactical Missiles and Integrated Defense Systems, and 32% from Space and Launch.
•
Products: Our payload protection systems, aerodynamic and interstage separation systems and propulsion systems deliver critical capabilities to the highest priority missile, missile defense, hypersonic and space launch programs.
•
Customers: We supplied more than 80 customers in 2025, including both established and emerging enterprises.
•
Programs: Our solutions are qualified content across a diverse set of DoW missile, UAS, counter-UAS and private space programs, with over 130 programs contributing to revenue.
•
Phases of product lifecycle: We support programs in early development, testing, low rate and full rate production, increasing the probability that production revenue will increase over time as more development programs mature.

We often occupy a single or sole source position on key strategic missile and space programs. The life of these programs can often exceed 20 years with lengthy production lifecycles, providing us with a long, recurring, and visible tail of revenue.

Strong, Long-standing Customer Relationships in Attractive End-markets

Given the mission-critical nature of our products, we believe experience to be a pre-requisite for fostering long-standing relationships as our customers seek trusted suppliers with a heritage of technical quality and success to deliver on current and next-generation weapons systems. With an extensive track record spanning decades, we believe we have established ourselves as a trusted partner known for advanced technical design capabilities and high quality products. Through consistent delivery of on-time, manufacturable, high-quality solutions, we have fostered enduring partnerships of more than 15 years, in many cases.

We primarily serve these customers across three key end markets: Hypersonics & Strategic Missile Defense, Tactical Missiles & Integrated Defense Systems, and Space & Launch. We believe that exposure to these end markets provides an attractive market backdrop, with current tailwinds supported by:

•
Heightened global geopolitical uncertainty amidst ongoing conflicts leading to an increased focus on defense as nations seek to prioritize security and military readiness.
•
Continued emergence of near-peer threats to the U.S. and its allies, including the advancement of next-generation weapon systems technologies (e.g., hypersonic) resulting in an increased focus on developing new technologies to deter such threats.
•
Accelerating innovation in space launch capabilities and technologies to exploit space for scientific, defense and commercial benefits.

Highly Attractive Financial Profile

Our purpose-built Karman platform is powered by a single go-to-market strategy and cohesive design, engineering, and manufacturing expertise. We believe that this integrated set of capabilities enables us to deliver a value proposition to our end markets that has produced an attractive financial profile underpinned by strong revenue growth and robust Adjusted EBITDA. For the fiscal year ended December 31, 2025, we experienced 36.6% revenue growth, a 3.7% Net Income margin, and a 30.8% Adjusted EBITDA margin compared to fiscal year ended December 31, 2024. We believe that our business model with technical-led, integrated capabilities, attractive production and emerging program exposure, significant sole/single source contract exposure, and a culture focused on operational excellence will continue to provide the elements necessary to drive strong financial performance in the future. For a discussion of the use of Adjusted EBITDA, Adjusted EBITDA Margin, and a reconciliation to the most directly comparable GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Financial and Non-GAAP Operating Measures.”

Mission-Focused, Experienced Leadership Team

Our mission-focused leadership team, with 20 years of average experience across Aerospace & Defense and other related industries, is driven by a commitment to excellence, unconventional thinking, and a passion to grow and shape the future of space and defense. We have invested in talent and have elevated key industry and operating partners from our four legacy businesses to Karman leadership roles to lead the next phase of growth for the combined platform. We believe our leadership team possesses the industry, leadership, operational, business development, and finance experience necessary to successfully navigate industry dynamics and drive continued, profitable growth. On March 12, 2026, we announced a transition in leadership to drive the next phase of growth, with Tony Koblinski, our Chief Executive Officer and a member of our Board retiring from his role as Chief Executive Officer and Jonathan “Jon” Rambeau assuming the role of Chief Executive Officer effective March 23, 2026.

•
Jon Rambeau, our Chief Executive Officer, has over 30 years of defense industry experience most recently serving as president of the Communications & Spectrum Dominance segment for L3Harris Technologies, where he led an extensive portfolio that included electronic warfare, advanced communications, threat sensing and targeting, and integrated vision systems.
•
Jonathan Beaudoin, our Chief Operating Officer, has over 18 years of aerospace engineering, most recently as the Regional President of the Northwest Region at Karman where he led programs and product development of Karman’s technologies across space and emerging missile platforms.
•
Stephanie Sawhill, our Chief Growth Officer, has over 20 years of aerospace industry experience and most recently served as VP of Strategy and Business Development at Systima Technologies prior to Karman’s acquisition of the company in September 2021. Sawhill is a named inventor on multiple patents and has co-authored papers in JANNAF, AIAA, IEEE, Ceramics International and other publications.

•
Mike Willis, our Chief Financial Officer, is a Certified Management Accountant and spent over 17 years in finance and operations management, most recently as the Director of Finance within the Forgings Division at Precision Castparts Corp where he was responsible for 14 business units across five countries.

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

Expand Content on Existing Programs, Leaning on Track Record of Mission Success

We are focused on providing high quality, integrated system solutions to prime contractor customers and have built decades-long partnerships with many of them. We believe that our regimented focus on customer relationship development via a differentiated technical solution and track record of mission success on existing programs creates an opportunity to drive further shipset expansion. Utilizing our internal processes and our customer relationship management (“CRM”) initiatives, we continue to develop and execute on, a targeted pipeline of potential content expansion opportunities for pre-low-rate initial production (“LRIP”) phase programs where we believe we could offer a superior solution. Additionally, we continue to educate and demonstrate the value of our full scope of solutions across payload protection and deployment, aerodynamic and interstage and propulsion systems with prime integrators on existing programs and believe that there is significant growth potential from the continued execution of these efforts.

Lead with Design Capabilities to Capture Positions on Next-Generation Programs

Our design capabilities present a unique opportunity to collaborate with our customers as they seek solutions for their emerging hypersonic and next-generation weapons platforms. Being an early partner in the design and creation of increasingly complex, next-generation systems enables revenue capture at the earliest stages of development and across the program lifecycle, from technology maturation through long-term production. Given what is typically a lengthy and costly requalification process, we believe that once a quality supplier has been included as part of the specification, it is unlikely that a prime integrator will seek an alternative solution. To drive growth, we intend to continue to execute as a trusted partner on our portfolio of existing next-generation platforms as they mature through qualification and into production. Building on current momentum, we regularly seek further opportunities on newly emerging missile and space programs, utilizing our current integrated design-to-production capabilities and industry partnerships to efficiently develop and deliver innovative solutions. Aided by long-term secular growth trends across our key end-markets and by our ability to meet the increasingly complex design challenges required of next-generation weapon systems, we believe that our strategic efforts can drive profitable growth as these programs develop, mature and enter production.

Continue to Provide Increasingly Integrated Systems

We believe that our integrated system solutions provide significant value to our prime contractor customers who seek to streamline their supply chains and increase their speed to market. In alignment with our customers’ needs, we intend to develop increasingly integrated system solutions through the development or acquisition of new, complementary capabilities to bolster the breadth and depth of our current integrated offerings. We also intend to selectively expand the application of our current offerings and capabilities to develop additional integrated vehicles and vessels such as lunar landers and other unmanned platforms. As our offerings continue to become increasingly integrated with more Karman content, we believe that we only further enhance our competitive advantage in a supply chain characterized by fragmentation. Our strategy remains focused on designing and producing the optimal, engineered system solution for our customers based on their specified performance requirements.

Seek Value-Added Acquisitions Complementary to our Existing Capability Set

We have a rigorous approach to acquisitions, as demonstrated by the successful integration of nine acquisitions since formation. In pursuing acquisitions, we target companies with:

•
Highly engineered products
•
Significant intellectual property and/or proprietary processes
•
Capabilities that enable the next or deeper integrated system solution capabilities
•
Capabilities that can be leveraged across multiple programs and end markets

Management’s experience in driving financial performance from our defined model, which remains focused on profitable growth and our customer’s mission success, and integration with our Karman operating systems has led to a targeted goal of meaningfully improving an acquired business’ Adjusted EBITDA over a three-year time frame, post-acquisition. We believe that the fragmented market of piece part and subsystem suppliers presents an opportunity for continued acquisitions.

Government Contracts

A material portion of our revenue is derived from direct and indirect defense contracts with the U.S. military that are subject to U.S. government contracting rules and regulations, and therefore are subject to the business risks specific to the defense industry, including the ability of the U.S. government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts at its convenience and without significant notice; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) revoke required security clearances. Violations of government procurement laws could result in civil or criminal penalties.

Government Regulation

Many of the components we manufacture are required to be certified by one or more government agencies. We must also satisfy the requirements of our customers, including OEMs, and provide these customers with products and services that comply with government regulations. Since we sell defense products, we can be subject to various laws and regulations governing pricing and other factors. Contracting in the defense industry also makes us subject to rules related to bidding, billing, and accounting, as well as prohibitions related to kickbacks and false claims.

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

There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these government regulations. Our operations may in the future be subject to new and more stringent regulatory requirements.

Manufacturing and Engineering

We continually strive to optimize productivity and achieve value pricing over inflation, implementing precision engineering and manufacturing to produce parts essential for today’s aircraft systems and structures. We strive to differentiate ourselves from our competitors by manufacturing products in an accurate, reliable and repeatable manner without sacrificing attention to detail, which is evident in the durability and precision of our products. We are able to keep capital expenditure levels low, since we do not constantly require new, state-of-the-art equipment, which contributes to our lean entrepreneurial structure and helps us drive continuous improvement.

Raw Materials

We require the use of a variety of raw materials and manufactured component parts in our manufacturing processes, and we purchase these from various suppliers. The primary raw materials used to produce our products include composites (including Epoxy, BMI, and Phenolic), metals and alloys (including aluminum, copper, and various alloys of each), specialty chemicals, and energetic materials. We believe that most of our raw materials and component parts are generally available from multiple suppliers at competitive prices. The lingering supply chain disruptions stemming from the COVID-19 pandemic have disrupted the availability of raw materials to a certain extent. These disruptions in raw material supply could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials from other sources. However, we believe that the loss of any one source, although potentially disruptive in the short- term, would not materially affect our long-term operations. We try to limit the volume of raw materials and component parts on hand, and we are highly dependent on the availability of essential materials, so continued inflationary pressures could impact material costs. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive OEM certification processes associated with our products could prevent efficient replacement of a supplier, raw material or component part. Additionally, an open conflict or war across any region, including, but not limited to, the conflicts in Ukraine and Israel, could affect our ability to obtain raw materials. See “Risk Factors—Risks Related to Our Operations—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in the manufacturing and delivery of our products and in completing our development programs, which could damage our business.”

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

As of December 31, 2025, we own 23 issued patents, which will expire between July 2027 and June 2044. We currently have 7 pending or published patent applications, for which the rights and duration are dependent on the grant of the patent by the U.S. Patent and Trademark Office or other applicable national or regional patent authority. We also have registered domain names for websites that we use in our business. We have no registrations for marks or copyrights.

Environmental Matters

Our operations and facilities are subject to an extensive regulatory framework of federal, state and local environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and waste, and the investigation and remediation of certain materials, substances, and waste. We are committed to monitoring our business’s environmental performance, and to the health and safety of our employees, and as such, we continually make efforts to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations.

Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental- related risks, including climate change, see “Risk Factors.”

Human Capital Resources

As of December 31, 2025, we had approximately 1,400 full-time, part-time and temporary employees, including 300 multi-discipline engineers supporting our comprehensive in-house design and manufacturing capabilities. None of our full-time and part-time employees are represented by labor unions.

Our employees are critical to our long-term success and are essential to helping us meet our goals. Therefore, it is crucial that we continue to attract, retain and motivate exceptional and high-performing employees by providing opportunities available for all our employees to not only contribute to Karman, but also grow and develop in their careers. As we expand production capacity and support our space and defense programs, we expect to continue growing our engineering and manufacturing workforce.

We offer training and development programs encouraging advancement from within in order to support the advancement of our employees. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. We believe we offer competitive compensation programs to our employees to help attract and retain our employees.

Additionally, we maintain recruiting relationships with universities and technical institutions and support early-career hiring through internship and graduate programs.

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

Our three largest customers accounted for approximately 51.5% of revenue during the year ended December 31, 2025. In addition, one supplier accounted for approximately 23.8% of accounts payable as of December 31, 2025. A material reduction in purchasing by one of our larger customers for any reason, including, but not limited to, general economic or market downturn, decreased production, strike, or resourcing could have a material adverse effect on our business, results of operations, prospects, and financial condition.

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

The technological complexity of our business has increased significantly over the last several years. This increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. Artificial intelligence (“AI”) technologies have rapidly developed and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. We anticipate that a further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines. To support our expected growth, we must continue to improve our operational, financial and management information systems. If we are unable to manage our growth while maintaining our quality of service, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, then our business, results of operations, prospects, and financial condition could be materially adversely affected.

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

Because our products are highly engineered, we depend on identifying, attracting and retaining an educated, trained and highly skilled workforce. Historically, substantial competition for skilled personnel in our industry has existed, and we could be materially adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We may not be able to continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and currently significant inflationary and other pressures on wages exist.

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

Our business may be adversely affected by changes in budgetary priorities of the U.S. government and disruptions in U.S. government operations.

Changes in federal government budgetary priorities could directly affect our financial performance and could have a material adverse effect on our business, results of operations, prospects and financial condition. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products. In addition, any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, and continued uncertainty related to recent and future government shutdowns could have a material adverse effect on our revenues, earnings, and cash flows.

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

As of December 31, 2025, our total backlog was $801.1 million. Backlog Represents the total value or current estimated value of existing contracts for products under contracts for which funding is appropriated or otherwise authorized, less amounts previously invoiced. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify, or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be materially adversely affected. For further discussion of backlog and the other non-GAAP financial measures described in this report, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Non-GAAP Operating Measures.”

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

The industry we do business in is highly regulated in the U.S. and in other countries. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if any existing material authorizations or approvals were revoked or suspended, our business, results of operations, prospects and financial condition would be materially adversely affected.

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

We have taken reasonable steps to protect our systems and the information that we process or control, but there can be no assurance that our cybersecurity risk management policies, procedures and controls will be fully effective in every instance. For example, we face risks of disruptions, failures, computer viruses or other malicious codes or bugs, malware or ransomware incidents, unauthorized access attempts, theft of intellectual property, trade secrets, or other corporate assets, denial of service attacks and phishing / social engineering, from a diverse set of threat actors, including hacking by individuals, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, insider threats, and other bad actors. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may increase as more employees work from home, as we integrate new technology systems that may be subject to cybersecurity vulnerabilities and as AI capabilities improve.

To date, we have not experienced any information- or cyber-security incident resulting in a material adverse impact to our business or operations. However, existing or emerging threats involving changing attack techniques and tools (including AI) may circumvent our existing security controls and evade detection. As a result, we may be unable to anticipate or implement sufficient control measures to successfully defend against these techniques, or to detect, investigate, remediate or recover from an identified incident in a timely manner. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on our business, results of operations, prospects and financial condition. Moreover, the costs, potential monetary damages, and operational consequences of responding to cyber incidents may not be covered by any insurance that we may carry from time to time. Finally, we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

For information on our cybersecurity risk management, strategy and governance, see Item 1C. - Cybersecuirty.

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

We will also be subject to the Department of War (“DoW”) Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require companies that do business with the DoW to, depending on the level of security required, meet or exceed certain specified cybersecurity standards to be eligible for new contract awards. The DoW expects that nearly all new contracts will be required to comply with the CMMC by 2026. To the extent we are unable to achieve certification in advance of contract awards, or we fail to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoW, which could materially adversely impact our revenue, profitability and cash flows. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements. The obligations imposed on us under the CMMC may be different from, or in addition to those, otherwise required by the Data Protection Laws to which we are subject. The costs to comply with the new CMMC requirements are significant and may increase, which could materially adversely affect our business, results of operations, prospects and financial condition. Failure to comply with CMMC requirements may also make us subject to bid protest challenges or False Claims Act allegations claiming damages to the government based on such non-compliance.

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

A significant portion of our net sales is generated from the military defense market. The military and defense market is significantly dependent upon government budget trends, particularly the DoW budget. In addition to normal business risks, our supply of products to the U.S. government is subject to unique risks largely beyond our control. DoW budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence internationally, possible political pressure to reduce U.S. government military spending and the ability of the U.S. government to enact appropriations bills and other relevant legislation, each of which could cause the DoW budget to remain unchanged or to decline. In recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. government.

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

As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or meeting some other socioeconomic designation. We do not qualify as a small, small disadvantaged, service-disabled veteran-owned, woman-owned business or having any other preferred socioeconomic designation. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program, or other similar governmental programs, may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.

If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business could be materially adversely affected.

Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoW and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could materially adversely affect our ability to maintain our existing business and compete successfully for new business.

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

Efforts by the U.S. government to reform its procurement practices have focused on, among other areas, the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has impaired objectivity during performance; unfair access to non-public information; or the ability to set the “ground rules” for another procurement for which the contractor competes. A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The passage of a federal law in December 2023 requires the Federal Acquisition Regulation (“FAR”) council to provide and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The passage of this legislation comes as this topic continues to garner increased scrutiny of such alleged conflicts among federal contractors. The resulting rule-making process, as well as continuing reform initiatives in procurement practices, may, however, result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our business, results of operations, prospects and financial condition could be materially adversely affected.

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

The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we must continue to design, develop, manufacture, assemble, test, market and support new products and enhancements, and we may not be able to do so successfully, if at all, or on a timely, cost effective, or repeatable basis. AI technologies have rapidly developed and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may need to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.

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

We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations. Moreover, changes in these laws, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

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

We are subject to tariffs on certain imports into the U.S.. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. In February 2026, the United States Supreme Court invalidated a significant portion of tariffs that had been in effect since April 2025 based on International Emergency Economic Powers Act (IEEPA). The ruling has created substantial uncertainty regarding the tariff landscape, including the method and timing of any refunds to previously collected tariffs and any imposition of new or similar tariffs under alternative statutory mechanisms. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S.. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the U.S. presidential administration, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts, changes in the labor market, downturns that could result in store closures, or decreases in government spending power, could in the future result in a decline in customer spending, which could materially adversely affect our business, results of operations, prospects and financial condition.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, contract backlog, tradename, and technology, were approximately $285.9 million as of December 31, 2025, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $353.5 million as of December 31, 2025. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

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

The Company’s future results of operations could be materially adversely affected by changes in the Company’s effective tax rate as a result of the Corporate Conversion, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company may be subject to audits by U.S. federal, state and local tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

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

As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are required to perform an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2025. In 2026, we expect to no longer qualify as an “Emerging Growth Company” and, as a result, will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act, including the obligation to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

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

Refer to Item 9A. Controls and Procedures included in this Annual Report on Form 10-K for details of the material weaknesses exist as of December 31, 2025.

Risks Related to Our Indebtedness

Our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business.

As of December 31, 2025, our total indebtedness, excluding approximately $7.6 million of unamortized debt issuance costs, was approximately $499.1 million, consisting of borrowings under our Financing Agreement with Citibank N.A.(the “Citi Credit Agreement”). See Note 6 in the Notes to the Consolidated Financial Statements for details.

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
•
not be required to comply with the requirement in the PCAOB Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report;
•
be permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements; not be required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; or
•
not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”

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

Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Stockholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company.

We will incur significant increased costs and become subject to additional regulations and requirements as a result of becoming a public company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.

As a result of our recent IPO, as a public company, we will incur significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

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

As of March 20, 2026, we have a total of 132,526,299 shares of our common stock outstanding. Any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), including our directors, executive officers, and other affiliates, may be sold only in compliance with the limitations described in the section of our Prospectus called “Shares Eligible for Future Sale.”

In addition, we, our executive officers, directors, and holders of substantially all of our capital stock and securities convertible into our capital stock outstanding prior to the IPO, have signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the IPO. See “Certain Relationships and Related Party Transactions—Lock-up Agreements” for a description of these lock-up agreements.

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

Management of the Company is responsible for overseeing our enterprise risk management (ERM). Our Chief Information Officer leads this process as it relates to information security and reports to the CEO and our Board of Directors. Our Board of Directors, in coordination with the Audit Committee, shall review and discuss with management the Company’s risks related to information security, including cybersecurity.

While we have experienced minor cybersecurity threats in the past, such as spear phishing or smishing (SMS phishing), to date no such threats have materially affected the Company or our financial position, results of operations and/or cash flows.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information contained therein. We engage third-party cybersecurity experts to conduct security assessment. Any cyber incidents are systematically monitored, assessed and reported for potential operational and financial impact.

We maintain cybersecurity insurance coverage in amounts that we believe are adequate to address any incidents such as data destruction, extortion, theft, hacking, denial of service attacks and other such incidents. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties

We maintain nine campuses consisting of a total of 20 properties, all of which are manufacturing, warehousing or processing facilities. Between all of our campuses, we have approximately 808,000 square feet dedicated to design and manufacturing. All our properties are leased and are located in the United States, predominately on the West Coast.

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

Campus Location	Square Footage	Leased Properties
Huntington Beach, CA	~125,000	5382-5386 Argosy Avenue, Huntington Beach, CA 92649 5351 Argosy Avenue, Huntington Beach, CA 92649 5340 Argosy Avenue, Huntington Beach, CA 92649 5331 Business Drive, Huntington Beach, CA 92649

South El Monte, CA	~100,000

1430 & 1440 Amro Way, South El Monte, CA 91733 1452-1456 N. Chico Avenue & 1489 Amro Way South El Monte, CA 91733

1490 Adelia Street, South El Monte, CA 91733 1503 & 1505 Adelia Avenue, South EL Monte, CA 91733 2465 Loma Avenue, South El Monte, CA 91733

Corona, CA	~75,000	220 Klug Circle, City of Corona, California 92878
Santa Ana, CA	~22,000	2141-2143 South Standard, Santa Ana, CA 92707
Brea, CA	~124,000	2632 Saturn Street, Brea, CA 92821 2664 Saturn Street, Unit B, Brea, CA 92821 2700 Saturn Street, Unit B, Brea, CA 92821
Mukilteo, WA	~195,000	6500 Harbour Heights Parkway SW, Mukilteo, WA 98275
Skagit, WA	~30,000	11941 Farm to Market Road, Mount Vernon, WA 98273 9800 29th Avenue W, Hangar E-105, Everett, WA 98204
Portland, OR	~15,000	25749 SW Canyon Creek Road, Suite 400/500, Wilsonville, Oregon 97070
Huntsville, AL	~30,000	3401-O Alabama Highway 20 West, Decatur, AL 35601
Arlington, WA	~19,000	3705 166th Place NE Arlington, WA 98232
Ogden, UT	~23,000	2902 South American Way Ogden, Utah 84401
Huntington Beach, CA	~3,600	5252 Argosy Ave Huntington Beach, CA 92649
Cedar City, UT	~21,000	2113 W. 850 N. Cedar City, Utah 84721
Albany, OR	~26,000	173 SW Queen Ave, Albany, OR 97322

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

PART II

Item 5. Market for Registrant’s Common EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on New York Stock Exchange under the symbol “KRMN” since our initial public offering on February 13, 2025. Given that our common stock has been publicly traded for fewer than five fiscal years, a meaningful five-year cumulative total shareholder return graph is not yet available and therefore not included in this Annual Report on Form 10-K.

Stockholders

As of March 20, 2026, our common stock was held by approximately 157 stockholders of record.

The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently expect to retain all future earnings for use in the operation and expansion of our business and have no current plans to pay dividends on our common stock. Any decision to declare any dividends in the future will be made at the sole discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, legal, tax, regulatory, and contractual restrictions, including restrictions under the Citi Credit Agreement and other indebtedness we may incur and other factors that our Board may deem relevant. If we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2025 Stock Incentive Plan, or the 2025 Plan, was adopted by our Board on February 12, 2025 and approved by our shareholders on February 12, 2025. The 2025 Plan became effective immediately upon adoption, although no awards were made under the 2025 Plan as of December 31, 2025. The 2025 Plan has the features described below.

The total number of shares of our common stock available for issuance pursuant to awards under the 2025 Plan is 11,493,500. The total number of shares of our common stock that may be issued in respect of incentive stock options is 34,480,500 shares. The number of shares of common stock available for issuance under the 2025 Plan is subject to adjustment as provided therein. Any of our employees, directors or consultants or any of our subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations.

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

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited consolidated financial statements, including the related notes thereto, contained within this Item 8 of this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this Annual Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “Karman,” “we,” “us,” and “our” refer to TCFIII Spaceco Holdings and its other subsidiaries prior to the Corporate Conversion and to Karman Holdings Inc. or Karman Holdco and its consolidated subsidiaries for all periods following the Corporate Conversion.

Overview

We specialize in the upfront design, testing, manufacturing, and sale of mission-critical systems for existing and emerging missile, missile and defense, and space programs. Our integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of War (“DOW”) and space sector initiatives. We estimate that no single program accounted for more than 12% of sales in the twelve months ended December 31, 2025 or the twelve months ended December 31, 2024, with revenue from over 130 active programs supporting current production and next-generation space, missile, hypersonics, and defense applications.

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

Aerodynamic and Interstage Systems: involves supporting metallic and composite subsystems designed to enhance aerodynamics and enable different modes of interstage separation.

Propulsion Systems: involves the integrated offering of solid rocket motors and supporting subsystems, critical subsystems for liquid fueled rocket motors, launch systems, and ablative composites.

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

We are focused on delivering innovative and customized solutions for our customers, with more than 300 multi-discipline engineers supporting our comprehensive in-house design and manufacturing capabilities. Our unique set of capabilities is supported by decades of experience across advanced material design, proprietary digital models, material science and testing, and manufacturing expertise. We believe that this collection of vertically integrated capabilities provides a strong value proposition for our customers who seek to simplify their supply chains, increase their speed to market, and reduce costs – all while benefiting from quality integrated system solutions. Our differentiated market offering is supported by significant sole- and single-source contract positions.

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

Our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after December 31, 2025, including those resulting from the continuing impacts of the current unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Corporate Conversion

We currently operate as a corporation under the name Karman Holdings Inc. Prior to our IPO, we converted from a Delaware limited liability company named TCFIII Spaceco Holdings LLC. In the conversion, all of our outstanding equity interests were converted into shares of common stock of Karman Holdings Inc. The purpose of the Corporate Conversion was to reorganize our structure so that the entity that offered our common stock to the public in our IPO was a corporation rather than a limited liability company and so that investors in the IPO owned our common stock rather than equity interests in a limited liability company.

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

Regulations

Increased audit, review, investigation and general scrutiny by U.S. government agencies of performance under government contracts and compliance with the terms of those contracts and applicable laws could affect our operating results. Negative publicity and increased scrutiny of government contractors in general, including us, relating to government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information as well as the increasingly complex requirements of the DoW and the U.S. intelligence community, including those related to cybersecurity, could impact our ability to perform in the markets we serve.

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

Industry Background

Our defense operations are affected by DoW budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions.

We believe that our business is well positioned in areas that the DoW and other customers indicate are priorities for future defense spending, including those based on the 2023 National Security Strategy document, the 2024 U.S. National Security related budget and the National Defense Authorization Act (“NDAA”), and also the related Future Years Defense Program or five- year projection of the forces, resources and programs needed to support the DoW’s strategy and operations.

In addition, the One Big Beautiful Bill Act (“OBBBA”) enacted in July, 2025 provides approximately $150 billion in incremental defense funding through fiscal year 2029, supporting multiple defense programs such as Hypersonics, Missiles and Munitions. We expect these tailwinds to reinforce demand for capabilities aligned with our core offerings.

Recent Developments

On April 2, 2025 ,we completed the acquisition of Metal Technology Inc. (“MTI”), pursuant to the terms of a Securities Purchase Agreement (the “MTI Agreement”) under which a whole owned subsidiary of ours agreed to purchase MTI for $82.3 million in cash. The acquisition of MTI expands the Company’s capabilities in advanced materials and is expected to strengthen its position in the strategic missile defense market through enhanced product offerings and customer relationships.

On May 28, 2025, we completed the acquisition of Industrial Solid Propulsion (“ISP”) pursuant to a Securities Purchase Agreement (the “ISP Agreement”), under which we purchased all issued and outstanding equity interests in ISP and related real estate of ISP, for approximately $52.9 million in cash and 147,842 shares of our common stock, subject to satisfaction or waiver of certain customary closing adjustments. The ISP Agreement contains customary representations, warranties and covenants of the parties. The acquisition of ISP expands the Company’s capabilities in small-diameter solid propellant and energetic propulsion systems, strengthening its position in the UAS and missile defense markets through proprietary technologies and integrated manufacturing expertise.

On October 28, 2025, we completed the acquisition of Five Axis Industries Inc. (“Five Axis”) pursuant to a Securities Purchase Agreement (the “Five Axis Agreement”) under which a wholly-owned subsidiary of ours has agreed to purchase Five Axis, for $90.7 million in cash and 68,625 shares of common stock of the Company, subject to the satisfaction or waiver of certain customary closing adjustments. The Agreement contains customary representations, warranties and covenants of the parties. The acquisition of Five Axis expands our capabilities in the commercial space industry,

On December 31, 2025, we entered into a Securities Purchase Agreement (the “ Seemann Agreement”) under which a wholly-owned subsidiary of ours agreed to purchase Seemann Composites, LLC and Materials Sciences LLC (together, the “Company Group”), for (i) $210.0 million in cash and (ii) shares of common stock of the Company with an aggregate value equal to $10.0 million, subject to certain customary purchase price adjustments (the “ Seemann Acquisition”). This acquisition was completed on February 3, 2026, pursuant to the Agreement, and we indirectly acquired all of the outstanding capital stock of the Company Group in exchange for the consideration described above. The Agreement contains customary representations, warranties and covenants of the parties. The Seemann Acquisition expands and enhances our capabilities in the maritime defense end market, strengthening our portfolio of advanced composite and materials solutions for high-priority naval programs.

Components of Operations

Revenues

We generate our revenue primarily from the design, development and deployment of systems and subsystems (Propulsion Systems, Aerodynamic Interstage Systems, and Payload Protection and Deployment Systems) across three end markets (Hypersonics and Strategic Missile Defense, Tactical Missiles and Integrated Defense Systems, and Space and Launch). We do not believe our revenues are subject to significant seasonal variations.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth, for the years ended December 31, 2025 and 2024, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Years Ended December, 31		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Revenue	$471,500	$345,251	$126,249	36.6%
Cost of goods sold	281,474	213,140	68,334	32.1%
Gross profit	190,026	132,111	57,915	43.8%
General and administrative expenses	85,656	44,421	41,235	92.8%
Depreciation and amortization expense	31,428	24,130	7,298	30.2%
Total operating expenses	117,084	68,551	48,533	70.8%
Net operating income	72,942	63,560	9,382	14.8%
Interest expense, net	(44,567)	(50,733)	6,166	(12.2%)
Other income	4,147	1,502	2,645	176.1%
Provision for income taxes	(15,156)	(1,628)	(13,528)	831.0%
Net income	17,366	12,701	4,665	36.7%
Other comprehensive income (loss)	-	(1)	1	(100.0%)
Comprehensive income (loss)	$17,366	$12,700	$4,666	36.7%
Net Income Margin	3.7%	3.7%		0.0%
Operating Margin	15.5%	18.4%		(2.9%)
Gross Profit Margin	40.3%	38.3%		2.0%

Revenue

Revenue for the year ended December 31, 2025 increased $126.2 million, or 36.6%, to $471.5 million as compared to $345.3 million for the year ended December 31, 2024.

The increase in revenues for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to growth across all end-markets, Tactical Missiles and Integrated Defense Systems, followed by Hypersonics and Strategic Missile Defense and Space and Launch and Missile.

As described in additional detail below, the results of operations include the following disaggregation of end market revenues:

	Years Ended December 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$149,987	$114,594	$35,393	30.9%
Space and Launch	149,825	115,036	34,789	30.2%
Tactical Missiles and Integrated Defense Systems	171,688	115,621	56,067	48.5%
Total Revenue	$471,500	$345,251	$126,249	36.6%

Growth in Hypersonics and Strategic Missile Defense revenue for the year ended December 31, 2025 from the comparable periods in the prior year, was primarily driven by expanded strategic missile programs, continued progress on NGI through qualification phases, higher volumes on classified programs, and increased activities supporting hypersonic test beds, partially offset by reduction in certain programs due to award timing and program phase transitions.

Growth in Space and Launch revenue for the year ended December 31, 2025 from the comparable periods in the prior year, was primarily driven by the timing of orders for critical content supporting both legacy and emerging launch providers, including content for liquid fueled rocket engines, partially offset by a decline in the cadence of crewed missions, and lower revenue from the Space Launch System (“SLS”).

Growth in Tactical Missiles and Integrated Defense Systems for the year ended December 31, 2025 from the comparable periods in the prior year, was primarily driven by demand associated with the continued proliferation of advanced drone and loitering munitions technologies and an increase in production rates for GMLRS.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $281.5 million for the year ended December 31, 2025, from $213.1 million for the year ended December 31, 2024. The $68.3 million, or 32.1%, increase in cost of goods sold was primarily a result of increased spending on materials and labor to support production growth.

	Years Ended December 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Labor	$115,060	$95,404	$19,656	20.6%
Materials	133,518	91,808	41,710	45.4%
Overhead	21,587	17,100	4,487	26.2%
Depreciation	11,309	8,828	2,481	28.1%
Total cost of goods sold	$281,474	$213,140	$68,334	32.1%

Gross margin increased 2.0% to 40.3% for the year ended December 31, 2025, compared to 38.3% for the year ended December 31, 2024. The increase was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses:

General and Administrative Expenses

General and administrative expenses increased to $85.7 million for the year ended December 31, 2025 from $44.4 million for the year ended December 31, 2024. General and administrative expenses and the related percentage changes for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent
	(in thousands, except percent)
Payroll	$34,110	$21,971	$12,139	55.3%
Professional fees	21,797	8,154	13,643	167.3%
Marketing	679	575	104	18.1%
Computers & Software	4,493	2,715	1,778	65.5%
Share-based compensation	8,084	994	7,090	713.3%
Other	16,493	10,012	6,481	64.7%
Total general and administrative expenses	$85,656	$44,421	$41,235	92.8%

The 92.8% increase in general and administrative expenses between the year ended December 31, 2025 and 2024 was primarily driven by higher share-based compensation from P units (which were Profit Interest Units (PIUs) in the form of Class P LLC Membership Units (“P Units”) in Karman LLC prior to the Corporate Conversion) and Phantom Units that fully vested in connection with the completion of the Company’s IPO in February 2025. The increase was also attributed to higher compensation and benefits costs as we strengthen our team and expand our operational capabilities to support ongoing business growth. Additionally, we incurred higher professional fees for tax, accounting, and consulting services, primarily related to operating as a public company and in connection with planned and completed acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased to $31.4 million for the year ended December 31, 2025 compared to $24.1 million for the year ended December 31, 2024. The increase was primarily attributable to the current period amortization of $100.1 million of newly acquired intangible assets from the acquisition of Metal Technology Inc. (“MTI”) on April 2, 2025, the acquisition of Industrial Solid Propulsion (“ISP”) on May 28, 2025 and the acquisition of Five Axis Industries, Inc. (“Five Axis”) on October 28, 2025. The acquired MTI, ISP and Five Axis intangible assets will be amortized over a weighted average period of 11.0, 10.7 and 13.0 years respectively. Depreciation of fixed assets used in the production of goods sold is included in cost of goods sold.

Interest Expense, net

Interest expense, net for the year ended December 31, 2025 decreased by $6.2 million, or 12.2%, to $44.6 million compared to $50.7 million during the year ended December 31, 2024. Both the Revolving Credit Facility and Term Note payable are variable interest rate loans with an applicable spread. The decrease was primarily driven by a lower year-over-year interest rate, partially offset by the $2.5 million write-off of unamortized issuance costs related to the extinguishment of the TCW Term Note in the second quarter of 2025. For additional information related to debt, see Note 6, Debt, in the Notes to the Consolidated Financial Statements.

Other Income

Other income for the year ended December 31, 2025 and 2024 was $4.1 million and $1.5 million, respectively. The difference between periods was attributable to the write-off of a contingent consideration liability during the year ended December 31, 2025.

(Provision for) and Benefit From Income Taxes

The provision for income taxes was $15.2 million and $1.6 million for the year ended December 31, 2025 and 2024, respectively. The increase in provision for income taxes was attributable to substantially larger pre-tax book income during the year ended December 31, 2025 and other discrete items, including the change in entity classification, non-deductible officers’ compensation, and interest and penalties related to prior year tax returns and uncertain tax positions. For additional information regarding provisions for taxes, see Note 13, Provision for Income Taxes, in the Notes to the Consolidated Financial Statements.

Key Financial and Non-GAAP Operating Measures

We measure our business using both key financial and operating data including key performance indicators (“KPIs”) and non-GAAP financial measures and use the following metrics to manage our business, monitor results of operations and ensure proper allocation of capital: (i) Revenue, (ii) Backlog, (iii) EBITDA, (iv) Adjusted EBITDA and (v) Adjusted EBITDA Margin. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased stockholder value. These are the metrics we use to measure our results and evaluate our business and related contract performance.

Financial and Operating Data

	Year Ended December 31,
(in thousands, except percent)	2025	2024	2023
Revenue	$471,500	$345,251	$280,705
Backlog[1]	801,056	579,787	428,719
Net income	17,366	12,701	4,359
EBITDA[2]	119,826	98,020	76,236
Adjusted EBITDA[2]	$145,302	$106,144	$81,862
Net income margin	3.7%	3.7%	1.6%
Adjusted EBITDA Margin[2]	30.8%	30.7%	29.2%

1.
Backlog - Represents the total value or current estimated value of existing contracts, less amounts previously invoiced. Contract types include but are not limited to purchase orders, long term agreements and contractual authorization to proceed. (Backlog was previously referred to as funded backlog. No change to the historical dollar amount presented to the table above.)
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

Adjusted EBITDA refers to EBITDA plus, as applicable for each period, adjustments for certain items management believes are not indicative of ongoing operations. Adjusted EBITDA excludes non-cash share-based compensation expenses. Additionally, Adjusted EBITDA excludes certain nonrecurring costs that management excludes in contemplation of budget decisions and are not costs of operating the business, such as entity wide re-branding initiatives or acquisition integration costs, and lender and administrative agent fees associated with discrete amendments. Lastly, Adjusted EBITDA excludes other non-recurring costs including gains or losses from disposition of assets, non-cash impairment losses, non-recurring transaction expenses and other charges or gains that the Company believes are not part of the ongoing operations of its business. The resulting expense or benefit from these other non-recurring costs is inconsistent in amount and frequency.

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

The reconciliation of GAAP to non-GAAP financial measures is provided below.

EBITDA and Adjusted EBITDA Reconciliation:

	Year Ended December 31,
(in thousands, except percent)	2025	2024	2023
Net income	$17,366	$12,701	$4,359
Income tax provision	15,156	1,628	(3,169)
Depreciation and amortization[1]	42,737	32,958	27,179
Interest expense, net	44,567	50,733	47,867
EBITDA	119,826	98,020	76,236
Transaction related expenses[2]	12,741	4,776	356
Integration expenses and non-recurring restructuring costs[3]	2,279	2,255	2,740
Lender and administrative agent fees[4]	1,572	100	500
Share-based Compensation[5]	8,084	993	1,291
Other non-recurring costs[6]	800	—	739
Adjusted EBITDA	$145,302	$106,144	$81,862
Revenue	$471,500	$345,251	$280,705
Net income margin	3.7%	3.7%	1.6%
Adjusted EBITDA Margin	30.8%	30.7%	29.2%

	Year Ended December 31,
	2025	2024	2023
GAAP net income per share and unit, respectively	$0.13	$0.08	$0.03
Transaction-related expenses[2]	0.10	0.03	-
Integration expenses and non-recurring restructuring costs[3]	0.02	0.01	0.02
Lender and administrative agent fees[4]	0.01	—	-
Share-based compensation[5]	0.06	0.01	0.01
Other non-recurring costs[7]	0.05	—	-
Adjusted EPS[8]	$0.37	$0.13	$0.06

1.
Depreciation and amortization expense includes $11.3 million, $8.8 million and $6.7 million of allocated depreciation and amortization from cost of goods sold for the years ended December 31, 2025, 2024 and 2023, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. For the year ended December 31, 2025, these expenses related to the MTI, ISP, Five Axis, Seemann Composites and MSC acquisitions. Additionally, the Company incurred certain professional service fees related to its IPO and secondary offering that did not meet the requirements to be deferred issuance costs. These costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance.
3.
Includes company-wide system implementation expenses company re-branding costs and compliance efforts. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with discrete amendments to the Company’s credit agreement, separate from ongoing administrative fees and are not indicative of ongoing business operations.
5.
Reflects share-based compensation expenses associated with the Company’s P Units and Phantom Units. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025.
6.
Other non-recurring costs for the year ended December 31, 2025 include estimated legal settlements and related professional fees that are non-recurring and do not reflect ongoing business operations.
7.
Other non-recurring costs for the year ended December 31, 2025 includes (i) estimated legal settlements and related professional fees, (ii) write-off of a tax refund that are non-recurring and do not reflect ongoing business operations, (iii) a one-time $1.5 million tax expenses due to change in entity tax status and (iv) a $2.5 million write-off of unamortized debt issuance costs associated with our previous TCW term loan, which was refinanced with the new Citi Term Loan.

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

The majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. In most cases, goods or services provided under the Company’s contracts are accounted for as a single performance obligation due to the complex and integrated nature of its products and services. These contracts generally require significant integration of a group of goods and services to deliver a combined output. These contracts may be cost-plus, fixed price or time and materials. Revenue is recognized over time using the input method, by tracking costs incurred, which measures progress toward completion and control is transferred as the Company performs its contractual obligations due to the performance having no alternative use and the Company’s enforceable right to payment.

The Company estimates profit on these contracts as the difference between total estimated revenues and total estimated costs at completion (EAC) and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. EAC’s are estimated using historical actual margins as a percentage of revenue, applied to open jobs. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract.Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income. The Company recognizes changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We test goodwill for impairment annually as of October 1 of our fiscal year, or when events or circumstances indicates goodwill might be impaired. For purpose of testing goodwill for impairment, we operate as a single reporting unit, which is consistent with our single operating segment. In performing the impairment test, we first assess qualitative factors, including macroeconomic conditions, industry and market considerations, triggering events,cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of our reporting unit and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test, we estimate the fair value by weighting the results of the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based upon the annual goodwill impairment testing performed in the fourth quarter of each fiscal year, we determined that there was no impairment of our goodwill during the years ended December 31, 2025, 2024, or 2023.

Acquired intangible assets include: customer relationships, customer production backlog, patents and know-how. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. We assess amortized intangible assets for impairment when events or circumstances suggest that the carrying values may not be recoverable. This assessment involves comparing the carrying value of the assets to their undiscounted expected future cash flows. If the total undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss equal to the difference between the carrying amount and the fair value of the assets. Determining fair value requires management to make estimates and judgments based on various factors, including projected revenues and associated earnings. We did not recognize any impairment losses in the year ended December 31, 2025, 2024 or 2023.

Business Combinations

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets we acquire and liabilities we assume requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the acquisition.

Deferred tax liability and assets are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Liquidity and Capital Resources

The following table summarizes our capitalization:

	As of December 31,
	2025	2024
	(in thousands except ratio)
Cash and cash equivalents	$33,959	$11,530
Debt:
Finance lease liabilities (including current portion)	81,396	81,937
Revolving credit facility	—	25,000
Notes Payable, including current portion, net of debt issuance costs	499,148	334,060
Total debt	580,544	440,997
Stockholders' equity and members' equity, respectively	382,691	195,996
Total capitalization (debt plus equity)	$963,235	$636,993
Total debt to total capitalization	1.52	2.25

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

On April 1, 2025, the Company entered into a new Credit Agreement (as amended from time to time, the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith, certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the TCW Credit Agreement and the Citi Credit Agreement provided for the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 30, 2030.

The Citi Credit Agreement contains a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, we are required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon our requirement to deliver quarterly financial statements to the lender under the Citi Credit Agreement, which obligation commences with the fiscal quarter ending September 30, 2025. As there was no amount of revolving credit outstanding as of December 31, 2025, the springing financial covenant was not required. The we were in compliance with other debt covenant as of December 31, 2025.

On May 27, 2025, we entered into the first amendment to the Citi Credit Agreement (the “First Amendment”). The First Amendment provides for an incremental borrowing of $75 million to fund the acquisition of ISP. All other terms and conditions of the Citi Credit Agreement remain unchanged.

On July 23, 2025, we priced the underwritten public offering (the “Secondary Offering”) of our common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $49.00 per share (the “Secondary Offering Price”), pursuant to our registration statement on Form S-1 (File No. 333-288809),as amended (the “Registration Statement”). On July 23, 2025, in connection with the pricing of the Secondary Offering, certain of our existing stockholders (the“Selling Stockholders”) agreed to sell 21,000,000 shares of their Common Stock, in each case at the Secondary Offering Price, less underwriting discounts and commissions. The Underwriters were granted a 30-day option to purchase up to an additional 3,150,000 shares of Common Stock from a certain Selling Stockholder, which was fully exercised on July 24, 2025. The Secondary Offering and the shares were delivered on July 25, 2025. The Secondary Offering was non-dilutive and increased the public float of our common stock. We did not sell any shares or receive proceeds, and the Secondary Offering had no impact on our capital structure or operations.

On October 24, 2025, we entered into a second amendment to the Citi Credit Agreement (the “Second Amendment”). The Second Amendment provides for an incremental term loan in the aggregate original principal amount of $130.0 million (the “Incremental Term Loan”). The proceeds of the Incremental Term Loan were used to repay outstanding revolving credit loans under the Citi Credit Agreement, the acquisition of Five Axis, and for the payment of any fees, commissions and expenses associated therewith.

On February 2, 2026, we entered into a Third Amendment to our Credit Agreement. Under the terms of the Third Amendment, we (i) refinanced our existing term loans in an aggregate principal amount of $502.8 million to reduce the interest rate applicable thereto by 75 basis points to SOFR plus 2.75% and (ii) reduced the interest rate applicable to our revolving credit facility by 75 basis points for each level of our leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.50%. In addition, following the refinancing of the existing term loans, we increased the principal amount of our term loans by $265.0 million, for a total principal amount of $767.8 million. We used the proceeds from the increase in the term loans to fund the acquisition of the Company Group, as well as to provide additional working capital and liquidity to us and to pay related fees, commissions and expenses associated with the Third Amendment.

On March 9, 2026, we entered into a Fourth Amendment to our Credit Agreement. Under the terms of the Fourth Amendment, we (i) increased the revolving credit commitments by $100.0 million such that the total revolving credit commitments are now $150.0 million and (ii) removed the cap on incremental revolving credit commitments, which was previously $50.0 million.

We believe that our cash and cash equivalents as of December 31, 2025, together with available borrowings under the Citi Credit Agreement and expected net cash provided by operating activities will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to grow our business, including by any acquisitions we may make, we may in the future require additional working capital.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the year ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,119)	$26,645
Investing activities	(238,271)	(46,236)
Financing activities	282,819	25,666
Net increase in cash and cash equivalents	$22,429	$6,075

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $22.1 million, primarily consisting of net income of $17.4 million, non-cash items of $53.8 million and a net change in our operating assets and liabilities of $93.3 million. Changes in our operating assets and liabilities was primarily driven by an increase in contract assets of $49.1 million, a decrease in contract liabilities of $7.1 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $16.9 million, which was mainly driven by payment of $11.7 million acquisition-related expenses and timing of other payments.

Net cash provided by operating activities for the year ended December 31, 2024 was $26.6 million, primarily consisting of net income of $12.7 million, non-cash items of $23.9 million and a net change in our operating assets and liabilities of $10.0 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $18.0 million, a decrease in contract liabilities of $6.2 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a increase in prepaids and other current assets of $14.8 million, which was due to favorable timing of cash payments to vendors.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $238.3 million, as a result of MTI, ISP and Five Axis acquisitions of $211.9 million in total, investment in a convertible note of $6.0 million and purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2024 was $46.2 million, which was principally attributable to the RMS acquisition and purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $282.8 million, which was primarily driven by net proceeds from our IPO of $154.8 million, proceeds from our new Citi credit facilities of $496.6 million (net of payment of debt issuance costs), partially offset by repayment of our old TCW credit facilities of $351.7 million.

Net cash provided by financing activities for the year ended December 31, 2024 was $25.7 million, which was primarily driven by net proceeds from increasing our TCW Term Note by $34.0 million (net of payment of debt issuance costs), partially offset by repayment of TCW Term Note of $9.5 million.

Other Obligations and Commitments

See Note 6 through Note 8, of the Notes to the Consolidated Financial Statements for information regarding our other obligations and commitments.

Leases

See Note 8, Leases, of the Notes to the Consolidated Financial Statements for information regarding our operating and finance lease obligations.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for additional information.

JOBS Act Election

In 2026, we expect to no longer qualify as an ‘emerging growth company’ as defined in the JOBS Act. Until that time, we have elected to use the extended transition period for adopting new or revised accounting standards, which permits us to delay adoption until the dates applicable to private companies. Once we cease to qualify as an emerging growth company, we will be required to adopt all new or revised accounting standards as of their applicable public‑company effective dates. As a result, our financial statements may not be comparable to those of companies that have already adopted such standards in accordance with public‑company reporting requirements.

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Since becoming a public company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after becoming a public company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk resulted from outstanding borrowings under the term note and revolving line of credit, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the year ended December 31, 2025, December 31, 2024 and 2023 would have resulted in approximately a $3.8 million, $3.1 million and $3.0 million increase in interest expense, respectively.

We had cash of $34.0 million and $11.5 million as of December 31, 2025 and 2024, respectively, which is held for working capital and general corporate purposes. We do not have significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, look for alternative sourcing and reevaluate pricing, as we did in the prior periods. However, continued cost inflation and supply chain disruptions experienced during 2025 may continue to require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Karman Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karman Holdings Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024 , and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Baker Tilly, LLP

Irvine, California

April 2, 2026

We have served as the Company’s auditor since 2023.

Karman Holdings Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$33,959	$11,530
Accounts receivable, net	78,716	55,220
Contract assets	156,298	107,222
Inventory	10,662	9,883
Prepaid and other current assets	11,768	17,856
Total current assets	291,403	201,711
Property, plant and equipment	134,793	87,832
Less accumulated depreciation	(39,384)	(26,952)
Net property, plant and equipment	95,409	60,880
Other assets
Goodwill	352,513	225,146
Intangible assets, net	285,888	208,952
Operating lease right-of-use assets	6,021	6,071
Finance lease right-of-use assets	66,193	70,013
Other assets	6,669	1,187
Total other assets	717,284	511,369
Total assets	$1,104,096	$773,960

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,632	$28,296
Accrued payroll and related expenses	13,776	11,249
Contract liabilities	22,814	29,868
Current portion of operating lease liabilities	1,815	1,533
Current portion of finance lease liabilities	4,401	3,980
Short term notes payable, net of debt issuance costs	3,836	7,140
Income taxes payable	5,299	20,054
Other current liabilities	5,094	12,487
Total current liabilities	88,667	114,607
Long-term liabilities
Revolving line of credit	—	25,000
Long-term notes payable, net of current portion and net of debt issuance costs	495,312	326,920
Noncurrent operating lease liabilities, net of current portion	4,949	5,338
Noncurrent finance lease liabilities, net of current portion	76,995	77,957
Other liabilities	7,650	2,772
Deferred tax liabilities	47,832	25,370
Total long-term liabilities	632,738	463,357
Total liabilities	721,405	577,964
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock; $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,322,435 and none, respectively	132	—
Additional paid in capital	373,455	204,258
Accumulated other comprehensive income	75	75
Retained earnings (accumulated deficit)	9,029	(8,337)
Stockholders' equity and members' equity, respectively	382,691	195,996
Total liabilities and equity	$1,104,096	$773,960

The accompanying notes are an integral part of the consolidated financial statements

Karman Holdings Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024	2023
Revenue	$471,500	$345,251	$280,705
Cost of goods sold	281,474	213,140	175,156
Gross profit	190,026	132,111	105,549
Operating expenses
General and administrative expenses	85,656	44,421	36,623
Depreciation and amortization expense	31,428	24,130	20,432
Operating expenses	117,084	68,551	57,055
Net operating income	72,942	63,560	48,494
Interest expense, net	(44,567)	(50,733)	(47,867)
Other income	4,147	1,502	563
Income before (provision for) benefit from income taxes	32,522	14,329	1,190
(Provision for) benefit from income taxes	(15,156)	(1,628)	3,169
Net income	17,366	12,701	4,359
Other comprehensive (loss) income	—	(1)	1
Comprehensive income	$17,366	$12,700	$4,360
Net income per common share or unit, basic and diluted, respectively	$0.13	$0.08	$0.03
Weighted-average common share and units outstanding, basic and diluted, respectively	132,322	166,737	166,776

The accompanying notes are an integral part of the consolidated financial statements

Karman Holdings Inc.

Consolidated Statements of Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2022	—	$—	$—	$202,918	$(25,397)	$75	$177,596
Distributions	—	—	—	(788)	—	—	(788)
Net income	—	—	—	—	4,359	—	4,359
Other comprehensive income	—	—	—	—	—	1	1
Share-based compensation	—	—	—	1,291	—	—	1,291
Balance, December 31, 2023	—	$—	$—	$203,421	$(21,038)	$76	$182,459
Distributions	—	—	—	(156)	-	-	(156)
Net income	—	—	—	-	12,701	-	12,701
Other comprehensive loss	—	—	—	-	-	(1)	(1)
Share-based compensation	—	—	—	993	-	-	993
Balance, December 31, 2024	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Contribution	—	—	—	1,474	—	—	1,474
Share-based compensation	—	—	—	1,410	—	—	1,410
Conversion of members' equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Issuance of common stock upon acquisition of Industrial Solid Propulsion	147	—	5,752	—	—	—	5,752
Stock consideration issued for acquisition of Five Axis	69	—	5,857	—	—	—	5,857
Net income	—	—	—	—	17,366	—	17,366
Other comprehensive loss	—	—	—	—	—	—	—
Balance, December 31, 2025	132,391	$132	$373,455	$—	$9,029	$75	$382,691

The accompanying notes are an integral part of the consolidated financial statements

Karman Holdings Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$17,366	$12,701	$4,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	42,737	32,796	27,179
Amortization of debt issuance costs	1,327	2,301	1,985
Non-cash interest expense and other non-cash adjustments	(2,190)	(678)	785
Deferred income taxes	10,516	(11,510)	(10,707)
Share-based compensation expenses	1,410	993	1,291
Changes in operating assets and liabilities, net of effects of acquisitions
Change in accounts receivable	(18,358)	(2,310)	(3,003)
Change in contract assets	(49,076)	(18,037)	(27,865)
Change in inventory	2,858	(44)	7,571
Change in prepaids and other assets	6,872	(14,850)	(15,701)
Change in contract liabilities	(7,148)	(6,207)	20,006
Change in accounts payable, accruals and income taxes payable	(16,882)	31,782	14,228
Change in acquisition related accrued expenses	(11,651)	—	—
Net change in ROU assets and lease liabilities	100	(292)	199
Net cash provided by (used in) operating activities	(22,119)	26,645	20,327
Cash flows from investing activities
Proceeds from sale of property and equipment	—	306	—
Proceeds from sale of marketable securities	—	—	563
Purchases of property and equipment	(20,336)	(15,252)	(16,775)
Investment in convertible note	(6,000)	—	—
Acquisitions of businesses, net of cash acquired	(211,935)	(31,290)	—
Net cash flows used in investing activities	(238,271)	(46,236)	(16,212)
Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	154,836	—	—
Proceeds from equipment financing	—	—	8,035
Finance lease payments	(3,899)	(2,869)	(1,532)
Proceeds from notes payable	505,000	35,000	—
Repayments of notes payable	(339,315)	(9,547)	(8,250)
Payments of debt issuance costs	(8,359)	(962)	—
Payment of ISP SBA loan assumed	(1,919)	—	—
Proceeds from revolving line of credit	30,000	41,500	33,500
Repayments of revolving line of credit	(55,000)	(36,500)	(30,000)
Cash paid for contingent consideration	—	(800)	(6,250)
Cash contributed from (distribution to) equityholders	1,475	(156)	(789)
Net cash provided by (used in) financing activities	282,819	25,666	(5,286)
Net increase (decrease) in cash and cash equivalents	22,429	6,075	(1,171)
Cash and cash equivalents, beginning	11,530	5,455	6,626
Cash and cash equivalents, ending	33,959	11,530	5,455
Supplemental Disclosures
Cash paid during the period for interest	$44,823	$47,869	$45,896
Cash paid during the period for income taxes, net of refund	$16,920	$(678)	$3,100
Supplemental Non-Cash Investing and Financing Activities
Non-cash acquisition of finance lease right-of-use assets	$3,588	$7,078	$7,712
Non-cash acquisition of operating lease right-of-use assets	$1,454	$885	$2,802
Common stock issued in acquisition of business	$11,609	$—	$—
Acquisitions of property and equipment included in liabilities	$6,521	$869	$—
Payment-in-kind interest expense	$—	$718	$785

The accompanying notes are an integral part of the consolidated financial statements

Karman Holdings Inc.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1.
Formation and Nature of Business Operations

Karman Holdings Inc. (the “Company”) conducts business as Karman Space and Defense (“Karman”). Karman’s predecessor, TCFIII Spaceco Holdings LLC, was formed in August 2020 and, in connection with the Company’s initial public offering, converted into a Delaware corporation as Karman Holdings Inc. Karman is headquartered in Huntington Beach, California. It currently operates eight subsidiaries in Brea, California, El Monte, California, Huntington Beach, California, Mukilteo, Washington, Wilsonville Oregon, Albany, Oregon, Ogden, Utah and Cedar City, Utah.

Karman specializes in the rapid design, development and production of critical, next-generation system solutions for launch vehicle, satellite, spacecraft, missile defense, hypersonic and Unmanned Aircraft Systems (“UAS”) customers. Karman’s integrated payload protection, propulsion, and interstage system solutions are deployed across a wide variety of existing and emerging programs supporting important Department of War (“DoW”) and space sector initiatives.

As of December 31, 2025, Karman’s wholly-owned subsidiaries are:

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
4.
Systima Technologies, Inc. (“Systima”), a C-corporation, purchased September 14, 2021
5.
Rapid Machine Solutions – Wolcott Design Services, LLC (“RMS”), a limited liability company, purchased February 16, 2024
6.
Metal Technology Inc. (“MTI”), a limited liability company, purchased April 2, 2025.
7.
Industrial Solid Propulsion (“ISP”), an S-corporation, purchased May 28, 2025.
8.
Five Axis Industries, Inc. (“Five Axis”), a C-corporation, purchased October 28, 2025.

Initial Public Offering

On February 12, 2025, the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective. Prior to the effectiveness of the IPO, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025, the Company converted into a Delaware corporation and changed its name to Karman Holdings Inc. Pursuant to the conversion, all outstanding equity interests and all outstanding P Units were converted into an aggregate of 123.8 million shares of common stock of Karman Holdings Inc. (the “Corporate Conversion”).

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

Principles of Consolidation

The consolidated financial statements include the operations of AEC, AMRO, AAE, Systima, RMS, MTI, ISP, Five Axis and Corporate. Corporate consists of centralized general and administrative functions, including executive management, finance, legal, human resources, information technology, facilities, fixed overhead expenses, taxes, and other corporate-level activities that support the Company’s operations. Intercompany accounts and transactions have been eliminated in consolidation.

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

In evaluating the timing of revenue recognition, the Company assesses whether performance obligations are satisfied over time or at a point in time. Substantially all of the Company’s revenue is recognized over time as the customer simultaneously receives and consumes the benefits of our performance or because our performance does not create an asset with an alternative use and we have an enforceable right to payment for work performed to date.

Accounting for the majority of the Company’s long-term contracts requires the use of various techniques to estimate the total transaction price and the costs to complete. For long-term contracts, the Company uses the estimated transaction price, total estimated cost at completion, and costs incurred to date to measure progress toward completion and recognize revenue. Unforeseen events and circumstances may alter management’s estimate of costs and the potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, may be impacted by factors, such as changes in productivity, scheduling, labor costs, subcontracts, materials and equipment. The Company applies a portfolio approach in recognizing revenue for groups of contracts with similar characteristics when management reasonably expects that the results of applying ASC 606 to the portfolio would not differ materially from applying the standard to individual contracts. This approach includes using historical margins, pattern of performance, and grouped estimated costs at completion (EAC) methodologies for similar types of contracts.

The Company generates revenue under a range of contract types including fixed-price, time and material and cost-plus fixed fee contracts. Substantially all revenue is recognized as control is transferred to the customer over time based on an input measure of progress based on costs incurred compared to estimated total costs at completion. In general, the Company’s contracts contain termination clauses that entitle the Company to payment for work performed to-date for goods that do not have an alternative use. Amounts recoverable in the event of terminations include reasonable profit margins. Control is effectively transferred as the Company performs its contractual obligations. The Company generally recognizes revenues over time using the input method, measured by the percentage of total costs incurred to-date to estimated total anticipated costs for each contract. This method is used because the Company considers total costs to be the best available measure of satisfaction of its performance obligations. Use of the input method requires the Company to make reasonable estimates regarding the revenue and costs associated with the design, manufacture, and delivery of its products. The Company estimates profit on these contracts as the difference between total estimated revenues and total EAC and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. EAC’s are estimated using historical actual margins as a percentage of revenue, applied to open jobs. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract.

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

As of December 31, 2025, the Company had $550.6 million of remaining performance obligations under its existing contracts at such time. The Company expects to recognize approximately 73.5% of the remaining performance obligations as revenue in 2026, 17.0% in 2027, and 9.5% thereafter.

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

The following table summarizes our contract assets and liabilities:

	As of December 31,
	2025	2024
	(in thousands)
Accounts receivable	$78,716	$55,220
Contract assets	$156,298	$107,222
Contract liabilities	$22,814	$29,868

Changes in contract asset and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the years ended December 31, 2025, 2024 and 2023 was not material. Changes in contract assets and contract liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Contract assets, beginning of period	$107,222	$89,184
Contract assets recorded during the period	145,571	96,433
Reclassified to accounts receivable during the period	(96,495)	(78,395)
Contract assets, end of period	$156,298	$107,222

	As of December 31,
	2025	2024
	(in thousands)
Contract liabilities, beginning of period	$29,868	$36,074
Customer advances received or billed	22,896	19,914
Recognition of unearned revenue	(29,950)	(26,120)
Contract liabilities, end of period	$22,814	$29,868

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

Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

The following table presents our revenue disaggregated into markets as of December 31, 2025, 2024 and 2023:

	2025	% of Revenue
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$149,987	31.8%
Space & Launch	149,825	31.8%
Tactical Missiles & Integrated Defense Systems	171,688	36.4%
Total Revenue	$471,500	100.0%

	2024	% of Revenue
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$114,594	33.2%
Space & Launch	115,036	33.3%
Tactical Missiles & Integrated Defense Systems	115,621	33.5%
Total Revenue	$345,251	100.0%

	2023	% of Revenue
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$100,093	35.7%
Space & Launch	94,642	33.7%
Tactical Missiles & Integrated Defense Systems	85,970	30.6%
Total Revenue	$280,705	100.0%

Revenue growth by market is presented in the tables below:

	2025	2024	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$149,987	$114,594	30.9%
Space & Launch	149,825	115,036	30.2%
Tactical Missiles & Integrated Defense Systems	171,688	115,621	48.5%
Total Revenue	$471,500	$345,251	36.6%

	2024	2023	% Change
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$114,594	$100,093	14.5%
Space & Launch	115,036	94,642	21.5%
Tactical Missiles & Integrated Defense Systems	115,621	85,970	34.5%
Total Revenue	$345,251	$280,705	23.0%

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

The following table summarizes our inventory:

	As of December 31,
	2025	2024
Raw materials	$7,644	$9,485
Work in progress	1,974	398
Finished goods	1,044	—
Inventory	$10,662	$9,883

Prepaid and other current assets

Within prepaid and other current assets, the Company recognizes prepaid expenses for prepayments for goods that are expected to be consumed within 12 months.

The following table summarizes our prepaid and other current assets:

	As of December 31,
	2025	2024
	(in thousands)
Deferred offering costs	$—	$12,202
Other prepaid and current assets	11,768	5,654
Prepaid and other current assets	$11,768	$17,856

Accounts Receivable and Credit Loss Reserves

Accounts receivable are comprised of unsecured amounts due from customers and are presented net of an allowance for credit losses. Management recognizes estimated credit losses when receivables are originated, using a methodology under which all account balances 180 days past their contractual due date are reserved at 50% and all balances one year past their contractual due date are reserved at 100%. For contract assets, a reserve is recorded when a job exceeds a defined period of inactivity unless there is persuasive evidence that the balance remains recoverable. Management also evaluates specific receivables and contract asset balances and records additional allowances when facts and circumstances indicate potential impairment. Expected credit losses are written off in the period in which the financial asset is deemed uncollectible, and total write‑offs are immaterial to the consolidated financial statements.

The following table summarizes our accounts receivable and allowance for credit losses:

	2025	2024
	(in thousands)
Accounts receivable, gross	$79,599	$55,932
Allowance for credit losses	(883)	(712)
Accounts receivable, net of allowance for credit losses	$78,716	$55,220

	2025	2024
	(in thousands)
Allowance for credit losses, beginning balance	$(712)	$(1,039)
Credit loss recoveries (expenses)	(1,014)	(268)
Write-offs	843	595
Allowance for credit losses, ending balance	$(883)	$(712)

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight- line method over the assets’ estimated useful lives which range from 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective asset. Expenditures for repairs are expensed as incurred and major additions, renewals, and betterments are capitalized in the consolidated balance sheets. The costs and accumulated depreciation of assets retired or disposed are removed from the assets and related accumulated depreciation accounts, and gains or losses associated with the retirement or disposal are included in other income in the Company’s statements of operations.

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

Other current liabilities

Within other current liabilities, the Company recognizes certain accrued expenses and liabilities due within 12 months. The following table summarizes our other current liabilities:

	As of December 31,
	2025	2024
	(in thousands)
Accrued offering costs	$—	$11,720
Other accrued expenses and current liabilities	5,094	767
Other current liabilities	$5,094	$12,487

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including amortized intangible assets, whenever changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The Company evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flow. If the expected undiscounted future cash flows are less than the carrying value, a write-down would be recorded to reduce the carrying value to its estimated fair value. There was no impairment of long-lived assets during the years ended December 31, 2025, 2024 and 2023.

Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Accordingly, due to the many variables inherent in developing the estimates used in our impairment analyses, differences in assumptions may have a material effect on the results of those impairment analyses.

Income Taxes

The Company files a consolidated federal and state income tax return with its wholly owned subsidiaries for the year ended December 31, 2025. Prior to February 12, 2025, the Company was not subject to federal or state income taxes, except for its AMRO, AAE, and Systima subsidiaries. These subsidiaries previously filed consolidated federal and state income tax returns and were subject to income taxes on their respective results of operations.

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

For the year ended December 31, 2025, the Company had three customers with greater than 10% of the Company’s revenues, these customers comprised 28.5% , 12.8% and 10.2% of the Company’s total revenues during the year.

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

Two customers accounted for approximately 40.7% of accounts receivable as of December 31, 2025. Three customers accounted for approximately 51.0% of accounts receivable as of December 31, 2024.

One supplier accounted approximately 23.8% of accounts payable as of December 31, 2025. One supplier accounted for approximately 19.6% of accounts payable as of December 31, 2024.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs are insignificant for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Net Income Per Common Share or Common Unit

The Company historically used the two-class method in calculating earnings per unit for periods prior to the IPO when it issued securities other than common units that contractually entitled the holder to participate in distributions and earnings of the Company. The Company issued Profit Interest Units (PIUs) in the form of Class P LLC Membership Units (“P Units”) that, once vested, participated in its distributions and earnings after the common units receive their return of capital plus a specified threshold amount. As neither the Company’s undistributed or distributed earnings have exceeded the P Units’ thresholds for any periods presented, no earnings were allocated to the P Units in the computation of basic and diluted earnings per unit.

The Company presents both basic and diluted earnings per share for period subsequent to the IPO and earnings per unit for period prior to the IPO. Basic earnings per share is computed by dividing the net income attributable to common stockholders (or common unit holders for period prior to the IPO) by the weighted-average number of shares outstanding during the period.

Diluted earnings per share (or per common unit for periods prior to the IPO) represents net income divided by the weighted-average number of shares or units outstanding, inclusive of the effect of dilutive units and contingently issuable shares. For the years ended December 31, 2025, 2024 and 2023, the Company had no potentially dilutive shares or units.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In March 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update clarifies the scope of “Profit Interest” and similar awards and adds an illustrative example to the existing ASC 718 standard that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for interim and annual financial statements not yet issued or made available for issuance. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or (2) modified on or after the date at which the entity first applies the amendments. On January 1, 2025, the Company retrospectively adopted ASU 2024-01. The standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025, on a prospective basis. See Note 13, Provision for Income Taxes for additional information.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements-Amendments to Remove References to the Concepts Statements”, which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company has adopted this ASU. The standard did not have any material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses a wide range of topics in the FASB Accounting Standards Codification. The ASU contains numerous amendments, technical corrections, and clarifications to enhance the clarity and consistency of existing U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

In October 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the accounting for grants received from a government by a business entity. This update requires entities to apply a model that is similar to the one used for contributions received by not-for-profit entities and aims to increase transparency by requiring new disclosures about government grants. The standard is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period as the tax law changes impacted the timing of deductibility. However, the Company’s income tax liability decreased as a result of accelerated deductions, primarily related to the immediate expensing of domestic specified research or experimental expenditures and the one hundred percent bonus depreciation.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. ASU 2024-03 (as further clarified through ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40)) is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

Investments and Fair Value Measurements

The Company applies the provisions under ASC 820, Fair Value Measurements, for financial assets and liabilities that are remeasured and reported at fair value each reporting period, and for nonfinancial assets and liabilities that are remeasured and reported at fair value on a nonrecurring basis. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Where quoted market prices for identical assets and liabilities are available in active markets, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include exchange traded securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, but are based on other observable inputs, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and would generally be classified within Level 2 of the valuation hierarchy. Level 3 securities are securities where the inputs to the valuation methodology are unobservable inputs based on best estimates of inputs market participants that would be used in pricing the asset or liability as of the measurement date, including assumptions about risk. There were no transfers between Level 1, Level 2, or Level 3 for the years ended December 31, 2025, 2024 or 2023.

Level 3 fair value methodologies were used in the calculation of contingent consideration. The Company’s contingent consideration liability is primarily determined based on the achievement of certain negotiated financial performance targets considered to be Level 3 inputs. As of December 31, 2023, the Company had contingent consideration of $750,000 related to earn-outs attributable to the 2020 AEC acquisition included in other long-term liabilities. The fair value of the contingent consideration liability related to the AEC acquisition was determined using a Monte-Carlo simulation model. An additional $1,000,000 in liabilities related to the 2023 purchase of patents from Cornerstone Research Group is included in accrued expenses as of December 31, 2023.

As of December 31, 2024 contingent consideration related to the AEC acquisition was reduced to $0 and liabilities related to the purchase of patents was also reduced to $0 due to payments made during the current year. There were no other changes to the fair value of these liabilities during the year ended December 31, 2024.

On February 27, 2025, the Company invested $6.0 million in an unrelated party (the “Issuer”) in the form of a convertible promissory note (the “Note”). The Note will mature on the fifth anniversary of the Note’s issuance, bears no interest and is convertible into the Issuer’s shares prior to the maturity date at the Company’s discretion or upon the occurrence of certain future events. The Note was accounted for as available-for-sale debt instrument measured at fair value and recorded in Other assets. The fair value of this Note is classified within level 3 of the fair value hierarchy. As of December 31, 2025, the fair value of the Note approximates its carrying amount.

Available-for-sale securities, other than the Note, are immaterial to the consolidated financial statements.

3.
Property and Equipment

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Land and buildings	$6,611	$—
Machinery and equipment (7-10 year assets)	85,729	59,669
Vehicles (5 year assets)	265	48
Office furniture and equipment (5-7 year assets)	1,435	1,253
Computer systems (3 year assets)	2,941	2,532
Leasehold improvements (life tied to lease duration)	18,840	14,201
Construction in process	18,972	10,129
Total property and equipment	134,793	87,832
Less accumulated depreciation	(39,384)	(26,952)
Property and equipment, net	$95,409	$60,880

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $12.4 million, $9.6 million and $7.8 million, respectively, of which, $11.3 million , $8.8 million and $6.7 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying consolidated statements of income.

4.
Business Combinations

On February 16, 2024 (the “RMS Acquisition Date”), the Company acquired 100% of the equity interests of Rapid Machining Solutions - Wolcott Design Services (“RMS”) pursuant to the terms of a Securities Purchase Agreement (the “RMS Agreement”) in exchange for cash consideration (the “RMS Acquisition”). The primary purpose of the business combination was to create synergies based on RMS’s expertise in Aviation and Aerospace industry and expand the Company’s design and manufacturing capabilities.

The RMS Acquisition was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the RMS Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805. As of February 15, 2025, the valuation of the acquired assets and assumed liabilities has been completed.

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

The following table sets forth the estimated fair values of the assets acquired, and liabilities assumed in connection with the Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$44
Accounts receivable	2,312
Prepaid expenses	5
Inventory	828
Property plant and equipment	2,987
Customer backlogs	5,300
Customer relationships	13,000
Right of use lease assets	348
Total assets acquired	$24,824

Accounts payable	857
Accrued liabilities	157
Lease liabilities, current	12
Lease liabilities, non-current	336
Total liabilities assumed	$1,362

Goodwill	$7,872
Fair Value of Consideration	$31,334

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the Acquisition:

	Acquisition Date Fair Value	Estimated Life
Intangible Asset	(in thousands)	(in years)
Customer Backlog	$5,300	2.5
Customer Relationships	13,000	16.0
Total Intangible Assets Acquired	$18,300

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

MTI Acquisition

On April 2, 2025 (the “MTI Acquisition Date”), the Company, through its indirect wholly-owned subsidiary Karman Parent LLC (“Karman Parent”), acquired all the issued and outstanding membership interests and other equity interests of Metal Technology Inc. (“MTI”), pursuant to the terms of a Securities Purchase Agreement (the “MTI Agreement”) in exchange for cash consideration (the “ MTI Acquisition”). The acquisition of MTI expands the Company’s capabilities in advanced materials and is expected to strengthen its position in the strategic missile defense market through enhanced product offerings and customer relationships.

The MTI Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the MTI Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

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

The following table sets forth the allocation, as of December 31, 2025, of the fair value of the assets acquired and liabilities assumed in connection with the MTI Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$2,230
Accounts receivable	2,734
Inventory	2,435
Prepaid and other current assets	173
Property, plant and equipment	10,672
Intangible assets	30,700
Right of use lease assets	715
Total assets acquired	$49,659

Accounts payable	374
Accrued payroll and related expenses	10,815
Lease liabilities, current	113
Lease liabilities, non-current	602
Other current liabilities	461
Total liabilities assumed	$12,365

Goodwill	$45,019
Fair Value of Consideration	$82,313

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the MTI Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Customer Relationships	$19,700	14.0
Backlog	3,600	2.7
Know-How	7,400	7.0
Total Intangible Assets Acquired	$30,700

The fair value for know-how was determined using the relief from royalty method and the fair values of customer relationships and backlog was determined using the multi-period excess earnings method. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 11.0 years.

Net revenue and net income from this acquisition has been included in the consolidated statements of operations and comprehensive income (loss) from the MTI Acquisition Date through the end of the year ended December 31, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the consolidated results of operations.

ISP Acquisition

On May 28, 2025 (the “ISP Acquisition Date”), the Company completed its acquisition of Industrial Solid Propulsion (“ISP”) pursuant to a Securities Purchase Agreement (the “ISP Agreement”), under which the Company purchased all issued and outstanding equity interests in ISP and related real estate of ISP, for $52.9 million in cash and 147,842 shares of common stock, subject to satisfaction or waiver of certain customary closing adjustments. The ISP Agreement contains customary representations, warranties and covenants of the parties. The acquisition of ISP expands the Company’s capabilities in small-diameter solid propellant and energetic propulsion systems, strengthening its position in the UAS and missile defense markets through proprietary technologies and integrated manufacturing expertise.

The ISP Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the ISP Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The ISP Acquisition was funded by increasing the Citi’s term note and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $58.6 million, of which $49.0 million was paid in cash, $3.9 million represents the fair value of the earnout, and $5.7 million represents the fair value of the equity consideration. The earnout was recorded in other current liabilities on the consolidated balance sheet as of the ISP Acquisition Date. The earnout liability was estimated using a Monte Carlo simulation under a risk-neutral framework, based on the average present value of the simulated earnout payments.

The Earnout provides for a cash payment equal to $5.0 million to the seller of ISP, contingent upon the achievement of specified Adjusted EBITDA threshold for the twelve months ended December 31, 2025, as defined in the ISP Agreement. As of December 31, 2025, the Company determined that the Adjusted EBITDA target was not achieved. Accordingly, the Earnout no longer has any value, and the related contingent consideration liability was reduced to zero, with the change in fair value recognized as other income on the consolidated statement of operations and comprehensive income (loss).

The Company also incurred $1.2 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the consolidated statements of operation and comprehensive income (loss) for the year ended December 31, 2025.

The following table sets forth the allocation, as of December 31, 2025, of the fair value of the assets acquired and liabilities assumed in connection with the ISP Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$2,791
Accounts receivable	597
Inventory	1,202
Prepaid and other current assets	39
Property, plant and equipment	4,239
Intangible assets	21,400
Deferred tax assets	941
Total assets acquired	$31,209

Accounts payable	279
Accrued payroll and related expenses	2,122
Contract liabilities	95
Long-term notes payable	1,919
Total liabilities assumed	$4,415

Goodwill	$31,843
Fair Value of Consideration	$58,637

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the ISP Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Customer Relationships	$13,500	10.0
Backlog	1,900	1.6
Know-How	6,000	15.0
Total Intangible Assets Acquired	$21,400

The fair value for know-how was determined using the relief from royalty method and the fair values of customer relationships and backlog was determined using the multi-period excess earnings method. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 10.7 years.

Net revenue and net income from this acquisition has been included in the consolidated statements of operations and comprehensive income (loss) from the acquisition date through the end of the year ended December 31, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the consolidated results of operations.

Five Axis Acquisition

On October 28, 2025 (the “Five Axis Acquisition Date”), the Company, through its wholly owned subsidiary, Karman Space & Defense LLC, completed the acquisition of all of the issued and outstanding capital stock of Five Axis Industries, Inc. (“Five Axis”) pursuant to a Securities Purchase Agreement (the “Five Axis Agreement”), under which the Company purchased all issued and outstanding equity interests in Five Axis, for approximately $90.7 million in cash and 68,625 shares of common stock (the “Five Axis Acquisition”). Five Axis designs and manufactures specialized nozzle and fuel systems for launch vehicle engines. Its products support the performance and operation of both current and next-generation propulsion systems. The acquisition of Five Axis strengthens the Company’s core competency in the engineering and manufacturing of mission critical subsystems for the space and launch end market.

The Five Axis Acquisition met the requirements to be accounted for as a business combination under ASC 805. Five Axis’ assets and liabilities have been adjusted for preliminary estimates of fair value, and its results of operations have been included in the

Company’s consolidated financial statements from the Five Axis Acquisition Date. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values at the Five Axis Acquisition Date.

The Five Axis Acquisition was funded by increasing the Citi’s term note and was accounted for using the acquisition method of accounting.

The Company also incurred $2.5 million of direct acquisition-related expenses, recognized as general, and administrative expenses on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.

The following table sets forth the acquisition date fair value of the assets acquired, and liabilities assumed in connection with the acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$5,055
Accounts receivable	1,807
Property, plant and equipment	4,466
Intangible assets	48,000
Total assets acquired	$59,328
Accounts payable	156
Accrued payroll and related expenses	70
Other current liabilities	153
Deferred tax liabilities	12,886
Total liabilities assumed	$13,265

Goodwill	$50,505
Fair Value of Consideration	$96,568

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill, which is not deductible for tax purposes. Goodwill reflects expected synergies from the combined operations, specialized processes and procedures, and the assembled workforce. The components of goodwill do not qualify as a separately recognized intangible asset.

Below is a summary of the intangible assets acquired in the Five Axis Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Customer Relationships	$44,500	14.0
Backlog	3,500	0.8
Total Intangible Assets Acquired	$48,000

The fair value for the customer relationships and backlog was determined using the multi-period excess earnings method. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 13.0 years.

Net revenue and net income from this acquisition has been included in the consolidated statements of operations and comprehensive income (loss) from the acquisition date through the end of the year ended December 31, 2025, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the consolidated results of operations.

5.
Goodwill and Intangibles

The Company completed the annual goodwill impairment testing in the fourth quarter of 2025 and 2024 and determined that no adjustments to the carrying value of goodwill were necessary. The Company performs its goodwill impairment test at the reporting unit level, which is the same as or one level below the operating segment level. The Company has one operating and reportable segment, and for the years ended December 31, 2025, 2024 and 2023, the Company had one reporting unit for goodwill impairment testing purposes. For the impairment testing in the fourth quarter of 2025, the Company assessed the reporting unit using qualitative factors to determine whether it was more likely than not that the reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required. For the impairment testing in the fourth quarter of 2024, the Company elected to bypass the qualitative assessment and performed a quantitative goodwill impairment test (Step 1), as permitted under ASC 350, which also indicated that the fair value of the reporting unit exceeded its carrying amount, and no impairment charge was recognized.

The Company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact our significant assumptions used in testing goodwill, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market, and macro-economic conditions. It is possible that future changes in such circumstances, or in the inputs and assumptions used in estimating the fair value of our reporting units, could require the Company to record a non-cash impairment charge. The Company recorded no impairment losses during the years ended December 31, 2025, 2024 and 2023.

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2024	$217,274
Acquisitions	7,872
Impairments	—
Balance at December 31, 2024	225,146
Acquisitions	127,367
Impairments	—
Balance at December 31, 2025	$352,513

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets:

		As of December 31,
		2025			2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Patents (9 years)	9.0	$2,722	$(1,076)	$1,646	$2,722	$(774)	$1,948
Know-How (7.0 - 15.0 years)	10.5	15,686	(1,841)	13,845	2,286	(585)	1,701
Customer Backlogs (0.8 - 7.5 years)	2.3	47,750	(39,782)	7,968	38,750	(35,302)	3,448
Customer Relationships (10 - 19 years)	16.6	333,300	(70,871)	262,429	255,600	(53,745)	201,855
Total Intangible Assets		$399,458	$(113,570)	$285,888	$299,358	$(90,406)	$208,952

Amortization expense amounted to $23.2 million, $16.9 million, and $14.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 14.6 years. The table below summarizes the annual amortization expense of the Company for the next five years:

2026	$29,303
2027	23,896
2028	22,618
2029	22,609
2030	22,609
Thereafter	164,853
Total	$285,888

6.
Debt

The Company’s Notes Payable consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Term Note	$502,800	$326,662
Other notes payable	3,967	10,452
Total notes payable	506,767	337,114
Issuance costs	(7,619)	(3,054)
Subtotal	499,148	334,060
Less: current portion of notes payable	(3,836)	(7,140)
Long-term notes payable	495,312	326,920

Term Note

On April 1, 2025, the Company entered into a new Credit Agreement (the “Citi Credit Agreement”) by and among Karman, the lenders from time to time party thereto and Citibank, N.A. (“Citi”), as the administrative agent for the lenders, and, substantially contemporaneously therewith,certain direct and indirect subsidiaries of Karman terminated all outstanding commitments and repaid all outstanding obligations under the previous TCW Credit Agreement. This transaction resulted in the extinguishments of the previous TCW Term Note and facilities under the TCW Credit Agreement and the issuance of a new $300.0 million term loan and $50.0 million revolving line of credit. The new term loan will mature on April 1, 2032 and the new revolving line of credit will mature on April 1, 2030.

On May 27, 2025, the Company increased its Citi Term Note by $75.0 million to fund the acquisition of ISP. All other terms and conditions of the Citi Credit Agreement remain unchanged.

On October 24, 2025, the Company increased its Citi Term Note by $130.0 million to fund the acquisition of Five Axis and repay outstanding balance of the revolving line of credit facility. All other terms and conditions of the Citi Credit Agreement remain unchanged.

The Citi Term Note carries variable interest payments based on specified benchmark reference rates. Interest rates were 7.50% and 11.01% as of December 31, 2025 and 2024, respectively.

The Citi Credit Agreement contains a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, the Company is required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon the Company’s requirement to deliver quarterly financial statements to the lender under the Citi Credit Agreement, which obligation commences with the fiscal quarter ending September 30, 2025. As there was no amount of revolving credit outstanding as of December 31, 2025, the springing financial covenant was not required. The Company was in compliance with its other debt covenant as of December 31, 2025.

Other Notes Payable

As of December 31, 2025, a wholly-owned subsidiary of the Company held a note payable to its landlord for cost incurred on the construction of a building that is under the control of the subsidiary. The note bears an interest of 6.68% per annum and matures in ten years following the completion of the construction. This note payable represents a financing arrangement and is accounted for as debt under ASC 470, with interest capitalized under ASC 835. The arrangement does not impact the accounting for the underlying lease under ASC 842 because the note is separate from lease payments and does not represent lease consideration or a lease incentive. During the year ended December 31, 2025, the interest expense capitalized related to the note is immaterial.

The Company held a note payable to one of the sellers (the “Seller Note”) from a prior acquisition for $6.6 million in 2024. The note bears interest at 7.5% and is capitalized annually on the anniversary date of the acquisition. The Seller Note plus all capitalized interest amounts is due and payable March 22, 2026. In April 2025, the Company repaid outstanding principal and interest balance of $10.6 million. No principal and interest balance was outstanding as of December 31, 2025. The outstanding principal and interest balance as of December 31, 2024 was $10.5 million.

Principal repayment requirements on the notes payable as of December 31, 2025 consisted of the following:

Years Ending December 31,	Amount
2026	$5,050
2027	5,050
2028	5,050
2029	5,050
2030	5,050
Thereafter	481,517
Total	506,767
Debt issuance costs	(7,619)
Notes payable net of debt issuance costs	$499,148

Revolving Line of Credit

The Company has a $50 million revolving line of credit under the Citi Credit Agreement to provide for working capital needs. On April 2,2025, the Company drew $30.0 million from this revolving line of credit to fund the acquisition of MTI. There were no amount outstanding as of December 31, 2025. As of December 31, 2024, the Company had $25.0 million outstanding under the $25.0 million revolving line of credit pursuant to the TCW Credit Agreement. The TCW Credit Agreement was subsequently extinguished upon entering into the Citi Credit Agreement.

The Company’s revolving line of credit carries variable interest payments based on specified benchmark reference rates. Borrowings under the line of credit bear interest based on the Secured Overnight Financing Rate (SOFR) and the Company’s leverage ratio. Interest rates were 6.48% and 11.01% as of December 31, 2025 and 2024, respectively.

Total interest expense related to the revolving line of credit, finance leases (Note 8) and notes payable amounted to $45.2 million, $50.9 million, and $48.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Through December 31, 2025, debt origination fees related to the Term Note were $7.6 million, which are being amortized over the life of the loan using the straight-line method, as the difference between use of the effective interest and straight-line method is not material. Amortization of debt origination fees, related to the Term Note, of $1.3 million, $2.3 million, and $2.0 million were recorded as part of interest expense for the years ended December 31, 2025, 2024 and 2023, respectively.

No accrued interest was recorded under the Citi Credit Agreement or the TCW Credit Agreement as of December 31, 2025 and 2024.

7.
Lease Obligations

The Company has certain property leases, with former owners and members for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $12.8 million, $11.3 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023. The Company has month-to-month rentals and other short-term leases, which are expensed as incurred. Expenses associated with short term leases were $0.9 million, $0.6 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Finance lease expense
Amortization of ROU assets	$6,963	$6,246	$4,764
Interest on lease liabilities	6,805	6,729	5,470
Operating lease expense	2,194	1,772	1,677
Total	$15,962	$14,747	$11,911

Amortization of ROU assets are included in the depreciation and amortization expense line of the Consolidated Statements of Operations.

On a consolidated basis, supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$6,644	$6,610	$5,387
Financing cash flows from finance leases	$3,899	$2,869	$1,532
Operating cash flows from operating leases	$2,250	$1,804	$1,455
ROU assets obtained in exchange for new finance lease liabilities	$3,588	$7,078	$7,712
ROU assets obtained in exchange for new operating lease liabilities	$1,454	$885	$2,802
Weighted-average remaining lease term in years for finance leases	13.52	13.75	15.00
Weighted-average remaining lease term in years for operating leases	5.36	6.16	6.94
Weighted-average discount rate for finance leases	8.21%	8.42%	7.88%
Weighted-average discount rate for operating leases	9.49%	9.52%	8.97%

On a consolidated basis, maturities of lease liabilities are as follows:

Year ending December 31,	Finance Lease	Operating Lease	Total
2026	$10,826	$2,371	$13,197
2027	11,048	2,291	13,339
2028	11,082	1,548	12,630
2029	9,497	593	10,090
2030	8,745	163	8,908
Thereafter	87,068	1,662	88,730
Total undiscounted cash flows	138,266	8,628	146,894
Less: present value discount	(56,870)	(1,864)	(58,734)
Total lease liabilities	$81,396	$6,764	$88,160

8.
Retirement Plans

Employee Benefit Plan

The Company maintains 401(k) Plans for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. The Company made contributions of $3.9 million, $2.6 million, and $1.6 million made to the plans during the years ended December 31, 2025, 2024 and 2023, respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the consolidated statement of operations and comprehensive income (loss), depending on the nature of the employee’s work.

Nonqualified Deferred Compensation Plan

The Company implemented a nonqualified deferred compensation plan (the “Deferred Plan”) under which a select group of management may make voluntary contributions that defer a portion of their compensation up to the maximum dollar amount under Section 409A of the Internal Revenue Code (IRC). The assets of the plan are the legal assets of the Company until they are distributed to the participants, and, therefore, the plan assets and a corresponding liability are reported on the accompanying consolidated balance sheets. Amounts owed to plan participants are unsecured obligations of the Company. The Company has established a rabbi trust in which it will make contributions to fund its obligations under the Deferred Plan. Pursuant to the terms of the trust, the Company will be required to make contributions each year to fully match its obligations under the Deferred Plan. The trust’s funds are invested in corporate owned life insurance (COLI) and the Company plans to hold the policies until the death of the insured.

The Company’s investments in COLI policies totaled $0.9 million as of December 31, 2024. There are no significant actuarial assumptions that affect the values of the Deferred Plan and given the limited number of participants, the impacts of the Deferred Plan are not material to the Company’s financial statements. This Deferred Plan was terminated during the first quarter of 2025.

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

On July 23, 2025, the Company priced the underwritten public offering (the “Secondary Offering”) of its common stock, par value $0.001 per share (the“Common Stock”), at a public offering price of $49.00 per share (the “Secondary Offering Price”), pursuant to the Company’s registration statement on Form S-1 (File No. 333-288809), as amended (the “Registration Statement”). On July 23, 2025, in connection with the pricing of the Secondary Offering, certain of the Company’s existing stockholders (the “Selling Stockholders”) agreed to sell 21,000,000 shares of their Common Stock, in each case at the Secondary Offering Price, less underwriting discounts and commissions. The Underwriters were granted a 30-day option to purchase up to an additional 3,150,000 shares of Common Stock from a certain Selling Stockholder, which was fully exercised on July 24, 2025. The Secondary Offering and the shares were delivered on July 25, 2025. No shares were sold by the Company in the Secondary Offering and the Company did not receive any proceeds from the Secondary Offering.

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

The P Units entitled the holder to receive cash distributions from the Company, including, but not limited to upon a sale or change in control of the Company, provided that the proceeds received exceed the defined threshold value in the individual award agreements. Vesting was dependent on service-based and performance-based vesting conditions, as discussed in further detail below.

The P Units were subject to time-based vesting conditions (Time-Based Units). The Time-Based Units generally vested over 5 years with 20% vesting at each annual vesting date. In some cases, the Company recognized expense as of the grant date for the portion of an award that was legally vested on the grant date as a result of years of service performed prior to the grant date. Time-Based Units were also subject to an accelerated vesting upon a change of control event, which included an initial public offering. A corporate conversion would cause all P units to be converted into new shares of the Company based upon the fair market value of the P Units immediately prior to such conversion.

The Company recorded compensation cost for Time-Based Units over the requisite service period using the straight-line method.

The P Units are equity-classified and the Company has made a policy election to account for forfeitures as they occur. The Company estimates the grant date fair value using a Black-Scholes Option Pricing Model. The following assumptions were used for the determination of grant date fair value for the P Units granted during the year ended December 31, 2023. There were no grants of P Units during the years ended December 31, 2025 or 2024.

For the Year Ended December 31,
2023
Risk-free interest rate	4.5%
Expected volatility	40.0%
Expected term (in years)	2.9
Threshold value	$470,186,054

Because the Company was not publicly traded in 2023, expected volatility was calculated using the historical volatilities of similar, publicly traded companies.

A summary of the Company’s vested and nonvested P Units for the years ended December 31, 2025 and 2024 is presented below:

	P Units	Weighted Average Grant- Date Fair Value
Nonvested units at January 1, 2024	8,892,655	$0.31
Granted	—	—
Vested	(3,797,905)	$0.28
Forfeited	—	—
Nonvested units at December 31, 2024	5,094,750	$0.32
Granted	—	—
Vested	(5,094,750)	$0.32
Forfeited	—	—
Nonvested units at December 31, 2025	—	—

In February 2025, in connection with the IPO, all 18,063,207 P Units outstanding were converted into 11,187,501 shares of the Company’s common stock on a 0.62-for-1 basis. All unvested P Units vested immediately. The Company recognized share-based compensation expense of $1.4 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. These expenses were included in general and administrative expenses in all periods presented in the consolidated statement of income. As of December 31, 2025, there are no P Units outstanding.

Phantom Plan

On September 23, 2024 the Company adopted a Transaction Bonuses plan (the “Phantom Plan”), pursuant to which the Company granted Phantom Units through Management Company to select employees providing services to the Company and/or its subsidiaries.

The Phantom Units were subject to service and performance-based vesting conditions. The Phantom Units were entitled to payment if the recipient was employed in the period in which a distribution event to P Unit holders, such as a change in control, initial public offering or liquidation event was consummated. The Phantom Units were not entitled to any payments until a distribution to the Company’s unitholders in excess of the $470.2 million threshold value occurred. The Company does not recognize any compensation cost for Phantom Units as these events are not considered probable, until the event actually occurs.

The Company estimates grant date fair value using a Black-Scholes Option Pricing Model and probability weighted expected returns for various exit scenarios. The following assumptions were used for the determination of grant date fair value for the Phantom Units granted during the year ended December 31, 2024. There were no grants of Phantom Units during the year ended December 31, 2025.

For the Year Ended December 31,
2024
Risk-free interest rate	3.5%
Expected volatility	30.0%-32.5%
Expected term (in years)	0.5 to 2.7
Threshold value	$470,186,054

A summary of the Phantom Unit activity during the years ended December 31, 2025 and 2024 is shown below (fair value is a weighted average per unit).

	Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested units as of January 1, 2024	—	—
Granted	463,162	$3.04
Vested	—	—
Forfeited	—	—
Nonvested units at December 31, 2024	463,162	$3.04
Granted	—	—
Vested	(463,162)	$3.04
Forfeited	—	—
Nonvested units at December 31, 2025	—	$—

In connection with the IPO in February 2025, the Phantom Units were settled for $6.6 million in cash, which was recognized as share-based compensation expense in general and administrative expenses in the consolidated statements of income.

2025 Stock Incentive Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was adopted by our Board on February 12, 2025 and approved by our shareholders on February 12, 2025. The 2025 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other stock-based awards, or any combination thereof. Employees, directors or consultants or any of our subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

As of December 31, 2025, no awards were granted under the 2025 Plan. The total number of shares of the Company’s common stock that was authorized for awards under the 2025 Plan was 11.5 million shares.

11.
Net Income Per Common Share and Common Unit

Net income per common share and common unit was computed as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands except per share data)
Net income	$17,366	$12,701	$4,359
Weighted average common share or unit outstanding - basic, respectively	132,322	166,737	166,776
Effect of dilutive common shares or unit, respectively	—	—	—
Weighted average common share or unit outstanding - diluted, respectively	132,322	166,737	166,776
Net income per common share or unit - basic, respectively	$0.13	$0.08	$0.03
Net income per common share or unit - diluted, respectively	$0.13	$0.08	$0.03

The Company had no potentially dilutive securities in any period presented.

12.
Segment Reporting

ASC Subtopic 280-10, Segment Reporting, establishes standards for reporting information about operating segments, which are defined as components of an enterprise for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer serves as the CODM and reviews financial information at a consolidated level. The Company operates as a single operating segment, and the accounting policies of the segment are consistent with those described in the summary of significant accounting policies. The CODM evaluates performance and allocates resources based on consolidated net income, and segment assets are reported as total consolidated assets on the balance sheet.

The following table summarizes the Company’s revenues, net income and significant expenses:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$471,500	$345,251	$280,705
Expenses and other items:
Cost of goods sold:
Labor	(115,060)	(95,404)	(80,684)
Materials	(133,518)	(91,808)	(75,469)
Overhead	(21,587)	(17,100)	(12,256)
Depreciation and amortization	(11,309)	(8,828)	(6,747)
Total cost of goods sold	(281,474)	(213,140)	(175,156)
General and administrative expenses	(85,656)	(44,421)	(36,623)
Depreciation and amortization not included in cost of goods sold	(31,428)	(24,130)	(20,432)
Other income	4,147	1,502	563
Interest expense, net	(44,567)	(50,733)	(47,867)
Income tax provision	(15,156)	(1,628)	3,169
Net income	$17,366	$12,701	$4,359

General and administrative expenses include share-based compensation of $8.1 million, $1.0 million and $1.3 million and for the years ended December 31, 2025, 2024 and 2023, respectively.

Other income for the years ended December 31, 2025, 2024 and 2023, was $4.1 million, $1.5 million and $0.6 million, respectively. The increase was primarily attributable to the settlement of a shareholder loan in 2024 and the write-off of a contingent consideration liability in 2025.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the Consolidated Statement of Cash Flows for the amount of cash paid for capital expenditures.

Interest income during the periods presented is insignificant.

13.
Provision for (Benefit from) Income Taxes

Income Before Taxes

The following are the pre-tax book income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Pre-tax book income:
Domestic	$32,522	$14,329	$1,190
Foreign	—	—	—
Total	$32,522	$14,329	$1,190

Income Tax Expense (Benefit)

The provision for (benefit from) income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current income taxes:
Federal	$673	$10,977	$7,752
State	3,967	2,161	(214)
Foreign	—	—	—
Total current	$4,640	$13,138	$7,538
Deferred income taxes:
Federal	9,707	(10,087)	(9,724)
State	809	(1,423)	(983)
Foreign	—	—	—
Total deferred	$10,516	$(11,510)	$(10,707)
Provision for (benefit from) income taxes	$15,156	$1,628	$(3,169)

Effective Tax Rate

A reconciliation of the Company’s effective tax rate and federal statutory tax rate after the adoption of ASU 2023-09 is summarized as follows. See Note 2. Summary Significant Accounting Policies - Recently Issued Accounting Pronouncements Adopted for additional details on the adoption of ASU 2023-09.

	Year Ended December 31, 2025
	(in thousands, except percent)
Income taxes (benefit) at statutory federal rate	$6,830	21.0%
State and local taxes, net of federal income tax effect[1]	2,983	9.2%
Tax credits
R&D credit	(792)	(2.4%)
Changes in valuation allowance	—	0.0%
Nontaxable or nondeductible items
Other	279	0.9%
Section 162(m) officer's compensation	1,052	3.2%
Transaction costs	793	2.4%
Penalties and Interest	1,464	4.5%
Changes in unrecognized tax benefits	809	2.5%
Other
Change in the tax status of an entity	1,401	4.3%
Other	337	1.0%
Total effective rate	$15,156	46.5%
1.
The state that contributes to the majority (greater than 50%) of the tax effect in this category is California for the years ended December 31, 2025.

The amounts of cash taxes paid by the Company for the year ended December 31, 2025 are as follows:

Year Ended December 31,
2025
(in thousands)
Federal income taxes paid, net of refunds received	$15,954
State income taxes paid, net of refunds received
California	900
Other	66
Foreign income taxes paid, net of refunds received	—
Total income taxes paid, net of refunds received	$16,920

A reconciliation of the Company’s effective tax rate and federal statutory tax rate as previously disclosed for the year ended December 31, 2024 and 2023 is summarized as follows:

	Years Ended December 31,
	2024	2023
	(in thousands, except percent)
Federal income taxes	21.0%	21.0%
State income taxes, net of federal benefit	0.7%	(3.0%)
Rate differential	(3.4%)	(2.3%)
Permanent and other differences	1.0%	9.0%
Profits Interest	1.3%	20.1%
Research and development tax credits	(5.5%)	(79.2%)
Uncertain tax positions	9.8%	11.2%
Income from passthrough entities	(15.9%)	(87.9%)
Return to provision[2]	(1.8%)	(155.0%)
Interest and penalties	4.3%	0.0%
Other	0.0%	0.0%
Effective Tax Rate	11.5%	(266.1%)
2.
The return to provision line item included in the rate reconciliation relates to changes in estimates related to transfer pricing, net costs in excess of billings, research and development tax credits, other deferred tax and income tax payable true-ups

Deferred Taxes

Deferred tax assets and liabilities reflect the net tax effects of tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Accrued Compensation	$694	$673
State income tax	1,136	475
Interest expense limitation	13,208	13,441
Capitalized Research	100	8,209
Lease Liability	22,673	20,703
Other	759	648
Total deferred tax assets	$38,570	$44,149
Less: Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$38,570	$44,149

Deferred tax liabilities
ROU Asset	$(18,571)	$(17,647)
Percentage of Completion Contracts	(915)	(148)
Fixed Assets	(14,540)	(8,343)
Intangibles	(52,375)	(43,381)
Total deferred tax liabilities	$(86,401)	$(69,519)
Net deferred tax liabilities	$(47,831)	$(25,370)

Our deferred tax liabilities increased by $22.5 million of which $11.9 million was recorded to goodwill as a result of our acquisitions (See Note 4, Business Combinations).

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

Utilization of the interest expense carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of interest expense that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders.

Tax Carryforwards

Tax credit carryforwards as of December 31, 2025 are as follows:

	Amount	Expiration Years
	(in thousands)
Research and development tax credits, federal	176	2045
Research and development tax credits, state	8	Indefinite

Uncertain Tax Provisions

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance of unrecognized tax benefits	$2,015	$579	$466
Gross increases (decreases) based on tax positions related to current year	1,845	801	283
Gross increases (decreases) based on tax positions related to prior years	157	635	(170)
Expiration of statute of limitations	(60)	—	—
Ending balance of unrecognized tax benefits	$3,957	$2,015	$579

Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023 are $3.5 million, $1.7 million and $0.6 million respectively, of unrecognized tax benefits that would affect the ETR.

The Company recognized interest expense related to uncertain tax positions as tax expense of $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024 respectively. The total accrued interest liability was $0.7 million and $0.4 million for the years ended December 31, 2025 and 2024 respectively. Interest expense related to uncertain tax positions and accrued interest liability for the year ended December 31, 2023 was immaterial.

The Company files income tax returns in the United States, California, Alabama, and Texas. The Company is subject to income tax examination by federal and state tax authorities for years beginning in 2022 and 2021, respectively.

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

The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of December 31, 2025and 2024, the Company has no material reserves for legal contingencies and does not believe it is subject to material litigation risk. Legal fees are expensed as incurred.

15.
Subsequent Events

On December 31, 2025, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which a wholly-owned subsidiary of the Company agreed to purchase Seemann Composites, LLC and Materials Sciences LLC (together, the “Company Group”), for (i) $210.0 million in cash and (ii) shares of common stock of the Company with an aggregate value equal to $10.0 million, subject to certain customary purchase price adjustments (the “ Seemann Acquisition”). This acquisition was completed on February 3, 2026, pursuant to the Agreement, and the Company indirectly acquired all of the outstanding capital stock of the Company Group in exchange for the consideration described above. The Agreement contains customary representations, warranties and covenants of the parties. The Seemann Acquisition expands and enhances the Company’s capabilities in the maritime defense end market, strengthening its portfolio of advanced composite and materials solutions for high-priority naval programs. This acquisition is expected to be accounted for as a business combination and the Company is in the process of preparing its preliminary purchase price allocation.

On February 2, 2026, the Company entered into a Third Amendment to its Credit Agreement (the “Third Amendment”), which amends the Credit Agreement, dated as of April 1, 2025 (as amended by the First Amendment to Credit Agreement, dated as of May 27, 2025 and Second Amendment to Credit Agreement, dated as of October 24, 2025) by and among the Company, Citibank, N.A., as Administrative Agent and Collateral Agent (“Citibank”), and the other parties thereto (as amended from time to time, the “Credit Agreement”).

Under the terms of the Third Amendment, the Company (i) refinanced its existing term loans in an aggregate principal amount of $502.8 million to reduce the interest rate applicable thereto by 75 basis points to SOFR plus 2.75% and (ii) reduced the interest rate applicable to its revolving credit facility by 75 basis points for each level of its leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.50%. In addition, following the refinancing of the existing term loans, the Company increased the principal amount of its term loans by $265.0 million, for a total principal amount of $767.8 million. The Company used the proceeds from the increase in the term loans to fund the acquisition of the Company Group, as well as to provide additional working capital and liquidity to the Company and to pay related fees, commissions and expenses associated with the Third Amendment.

On March 9, 2026, the Company entered into a Fourth Amendment to its Credit Agreement. Under the terms of the Fourth Amendment, the Company (i) increased the revolving credit commitments by $100.0 million such that the total revolving credit commitments are now $150.0 million and (ii) removed the cap on incremental revolving credit commitments, which was previously $50.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These controls and procedures also encompass mechanisms designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to facilitate timely disclosure decisions. In designing and evaluating these controls, management recognizes that no system of controls, regardless of how well designed and operated, can provide reasonable assurance of achieving the desired control objective. Additionally, no evaluation of controls can provide absolute assurance that all control deficiencies or instances of fraud, if any, have been detected. Based on this evaluation, and considering the material weaknesses in internal control over financial reporting described below, the principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The following entity-level material weakness exists as of December 31, 2025:

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

We are committed to strengthening our control environment and addressing the identified material weaknesses. We are actively implementing these efforts in phases, with steady progress toward full execution and expect to implement these remediation efforts over time. While progress is underway, the plan must be fully implemented, tested, and validated before its operating effectiveness can be confirmed. During this period, we continue to monitor and adapt to any emerging control considerations.

Our objective is to enhance the accuracy and timeliness of our financial reporting and to meet all applicable regulatory requirements. We are prioritizing these efforts and allocating appropriate resources to support timely execution. Although the process may require significant time and investment, we are focused on achieving sustainable improvements that reinforce confidence in our financial reporting. We are at various stages of implementing the following measures designed to improve our internal control over financial reporting:

•
Will design and implement a risk assessment process and establish processes and controls to support an effective control environment;
•
Engaged a leading advisory firm with expertise and extensive public company experience to assist in the design, documentation and implementation of our internal controls in response to the material weaknesses;
•
Hiring additional accounting and internal audit personnel with appropriate knowledge and expertise in internal control over financial reporting and SEC financial reporting requirements to ensure the effectiveness of our process and operation of our internal controls;
•
Increasing training and development to existing personnel to enhance their knowledge of internal controls, accounting principles, financial reporting, internal control requirements;
•
Finalizing clear roles and responsibilities within the organization, aiming to accelerate control remediation efforts.
•
Designed and are in the process of implementing a formalized control plan related to IT general controls, including controls related to change management, security, operations and system development controls for in-scope applications; and
•
Continuing to revise and improve the design of our controls, implementing reviews and monitor the effectiveness of our internal control environment with external consultants with subject expertise, including but not limited to revenue and business combinations processes.

As we continue to evaluate and enhance our internal control over financial reporting, we may take additional measures to address the material weaknesses or adjust the remediation steps described above. The material weaknesses will not be considered remediated until the applicable controls have been operating for a sufficient period and management has concluded, through testing, that they are functioning effectively.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2025, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 under the headings “Information Regarding Director Nominees and Current Directors”; “Executive Officers”; “Delinquent Section 16(a) Reports”; “Information Regarding Our Board and Corporate Governance”; and “Insider Trading Policy”.

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.karmans-sd.com. To the extent required by rules adopted by the SEC and The New York Stock Exchange LLC, we intend to promptly disclose future amendments to certain provisions of the

Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.karmans-sd.com.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 under the headings “Executive Compensation” and “Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 under the heading “Certain Relationships and Related Person Transactions”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025 under the heading “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm”.

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
10.1

Stockholder Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.2

Registration Rights Agreement among Karman Holdings Inc. and certain investors (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

10.3

Amendment No. Nine to Financing Agreement, dated March 25, 2025, among TCFIII Karman LLC, TCW Asset Management Company and the parties (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2025)

10.4

Conformed Financing Agreement through Amendment Eight, dated December 21, 2020, among TCFIII Karman LLC, TCW Asset Management Company and the parties (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)

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

10.10

First Amendment to Credit Agreement, dated as of May 27, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2025)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2025)
10.11

Second Amendment to Credit Agreement, dated as of October 24, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)

10.12	THIRD AMENDMENT TO CREDIT AGREEMENT (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2026)
10.13	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2026)
10.14	Karman Holdings, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 13, 2025)
10.15+	Employment Agreement, dated March 6, 2026, by and between Karman Space & Defense, LLC and Jonathan P. Rambeau
10.16+	Restrictive Covenant Agreement, dated March 6, 2026, by and between Karman Space & Defense, LLC and Jonathan P. Rambeau
10.17+	Indemnification Agreement, dated March 6, 2026, by and between Karman Holdings Inc. and Jonathan P. Rambeau
19.1	Karman Holdings Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2025)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 10, 2025)
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Karman Holdings Inc. Clawback Policy(Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2025)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2026.

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

Date: April 2, 2026	By:	/s/ Jonathan Rambeau
	Name:	Jonathan Rambeau
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2026	By:	/s/ Mike Willis
	Name:	Mike Willis
	Title:	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: April 2, 2026	By:	/s/ David Stinnett
	Name:	David Stinnett
	Title:	Director

Date: April 2, 2026	By:	/s/ John Hamilton
	Name:	John Hamilton
	Title:	Director

Date: April 2, 2026	By:	/s/ Tony Koblinski
	Name:	Tony Koblinski
	Title:	Director

Date: April 2, 2026	By:	/s/ Brian Raduenz
	Name:	Brian Raduenz
	Title:	Director

Date: April 2, 2026	By:	/s/ Stephen Twitty
	Name:	Stephen Twitty
	Title:	Director

Date: April 2, 2026	By:	/s/Mary Petryszyn
	Name:	Mary Petryszyn
	Title:	Director

Date: April 2, 2026	By:	/s/ Matthew Alty
	Name:	Matthew Alty
	Title:	Director