Form 10-Q
period 2026-03-31
Karman Holdings Inc.
filed 2026-05-14
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of registrant’s common shares outstanding as of May 5, 2026 was 132,526,299.

Karman Holdings Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Karman Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(unaudited)

	March 31	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$73,798	$33,959
Accounts receivable, net	98,614	78,716
Contract assets	169,370	156,298
Inventory	16,140	10,662
Prepaid and other current assets	12,370	11,768
Total current assets	370,292	291,403
Property, plant and equipment	150,149	134,793
Less accumulated depreciation	(42,831)	(39,384)
Net property, plant and equipment	107,318	95,409
Other assets
Goodwill	439,210	352,513
Intangible assets, net	400,459	285,888
Operating lease right-of-use assets	10,727	6,021
Finance lease right-of-use assets	81,706	66,193
Other assets	8,026	6,669
Total other assets	940,128	717,284
Total assets	$1,417,738	$1,104,096

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$38,425	$31,632
Accrued payroll and related expenses	12,901	13,776
Contract liabilities	25,752	22,814
Current portion of operating lease liabilities	2,254	1,815
Current portion of finance lease liabilities	4,553	4,401
Short term notes payable, net of debt issuance costs	5,610	3,836
Income taxes payable	5,106	5,299
Other current liabilities	10,195	5,094
Total current liabilities	104,796	88,667
Long-term liabilities
Long-term notes payable, net of current portion and net of debt issuance costs	752,180	495,312
Noncurrent operating lease liabilities, net of current portion	9,200	4,949
Noncurrent finance lease liabilities, net of current portion	93,195	76,995
Other liabilities	6,928	7,650
Deferred tax liabilities	45,748	47,832
Total long-term liabilities	907,251	632,738
Total liabilities	1,012,047	721,405
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock; $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,526,299 and none, respectively	133	132
Additional paid in capital	388,660	373,455
Accumulated other comprehensive income	75	75
Retained earnings	16,823	9,029
Stockholders' equity	405,691	382,691
Total liabilities and stockholders' equity	$1,417,738	$1,104,096

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$151,210	$100,124
Cost of goods sold	87,345	60,673
Gross profit	63,865	39,451
Operating expenses
General and administrative expenses	28,637	23,288
Depreciation and amortization expense	13,776	6,200
Operating expenses	42,413	29,488
Net operating income	21,452	9,963
Interest expense, net	(12,646)	(11,373)
Other income	(174)	(80)
Income (loss) before provision for income taxes	8,632	(1,490)
Provision for income taxes	(838)	(3,308)
Net income (loss)	7,794	(4,798)
Net income (loss) per common share, basic and diluted	$0.06	$(0.04)
Weighted-average common share, basic and diluted	132,526	132,175

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2026	132,391	$132	$373,455	$9,029	$75	$382,691
Issuance of common stock upon acquisition of Seemann Composites and Materials Sciences	135	1	15,205	—	—	15,206
Net income	—	—	—	7,794	—	7,794
Balance, March 31, 2026	$132,526	$133	$388,660	$16,823	$75.00	$405,691

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2025	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Share-based compensation	—	—	—	1,410	—	—	1,410
Contributions	—	—	—	1,474	—	—	1,474
Conversion of member's equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Net loss	—	—	—	—	(4,798)	—	(4,798)
Balance, March 31, 2025	132,175	$132	$361,846	$—	$(13,135)	$75	$348,918

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$7,794	$(4,798)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	16,633	9,455
Amortization of debt issuance costs	430	587
Non-cash interest expense and other non-cash adjustments	191	453
Deferred income taxes	(2,083)	1,072
Share-based compensation expenses	—	1,410
Changes in operating assets and liabilities, net of effects of acquisitions
Change in accounts receivable	(9,108)	7,452
Change in contract assets	(7,099)	(14,932)
Change in inventory	(4,319)	(534)
Change in prepaids and other assets	(121)	10,327
Change in contract liabilities	(270)	(3,867)
Change in accounts payable, accruals and income taxes payable	(2,010)	(19,957)
Net change in ROU assets and lease liabilities	171	(252)
Net cash used in operating activities	209	(13,584)
Cash flows from investing activities
Purchases of property and equipment	(7,375)	(5,042)
Investment in convertible note	—	(6,000)
Acquisitions of businesses, net of cash acquired	(210,150)	—
Net cash flows used in investing activities	(217,525)	(11,042)
Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	—	153,808
Finance lease payments	(1,055)	(1,226)
Proceeds from notes payable	265,000	—
Repayments of notes payable	(1,920)	(2,281)
Payments of debt issuance costs	(4,870)	—
Repayments of revolving line of credit	—	(25,000)
Cash contributed from equity holders	—	1,474
Net cash provided by financing activities	257,155	126,775
Net increase in cash and cash equivalents	39,839	102,149
Cash and cash equivalents, beginning	33,959	11,530
Cash and cash equivalents, ending	73,798	113,679
Supplemental Disclosures
Cash paid during the period for interest	$12,906	$11,038
Cash paid during the period for income taxes, net of refund	$3,200	$3,656
Supplemental Non-Cash Investing and Financing Activities
Non-cash acquisition of finance lease right-of-use assets	$17,253	$—
Non-cash acquisition of operating lease right-of-use assets	$5,129	$77
Common stock issued in acquisition of business	$15,205	$—
Acquisitions of property and equipment included in liabilities	$2,324	$1,028
Acquisition of business included in liabilities	$—	$485

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
Organization and Basis of Presentation

Description of Business

Karman Holdings Inc. (the “Company”) conducts business as Karman Space and Defense (“Karman”). Karman is headquartered in Huntington Beach, California. It currently operates multiple subsidiaries in California, Washington, Oregon, Utah, Mississippi, Pennsylvania, South Carolina and Alabama.

Karman specializes in the rapid design, development and production of mission-critical, next-generation system solutions for launch vehicle, satellite, spacecraft, missile defense, hypersonic and Unmanned Aircraft Systems (“UAS”) customers. Karman’s integrated payload protection, propulsion, and hydro/aerodynamic interstage system solutions are deployed across a wide variety of existing and emerging programs supporting priority Department of War (“DoW”) and space sector initiatives.

Initial Public Offering

On February 12, 2025 the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective. Prior to the effectiveness of the IPO, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025,the Company converted into a Delaware corporation and changed its name to Karman Holdings Inc. Pursuant to the conversion, all outstanding equity interests and all outstanding P Units were converted into an aggregate of123.8 million shares of common stock of Karman Holdings Inc.

On February 14, 2025, the Company completed the IPO of 26.5 million shares of its common stock at a public offering price of $22.00 per share, of which, 8.4 million shares were sold by the Company. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions, payments to Phantom Unit holders and other offering expenses, were approximately $147.3 million. See Note 10 and Note 11 for details.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months periods presented are not necessarily indicative of the results to be expected for the full year.

2. Summary of Accounting Policies and Recent Accounting Pronouncements

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2025-05 on January 1, 2026, and the adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which introduces targeted improvements to the recognition and measurement requirements for interim reporting. The amendments are intended to reduce the complexity of interim financial reporting by aligning certain requirements with those for annual reporting. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is assessing the effect of this update on our consolidated financial statements and related disclosures.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires updated disclosures, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in relevant expense captions. The amendments also require disclosure of qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated and to disclose the total amount of selling expenses as well as the entity’s definition of selling expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.

3. Revenue

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

The Company generates revenue under a range of contract types including fixed-price, time and material and cost-plus fixed fee contracts. Substantially all revenue is recognized over time as control is transferred to the customer, measured with the input method based on costs incurred compared to estimated total costs at completion. In general, the Company’s contracts contain termination clauses that entitle the Company to payment for work performed to-date for goods that do not have an alternative use. Amounts recoverable in the event of terminations include reasonable profit margins. Control is effectively transferred as the Company performs its contractual obligations.

Remaining Performance Obligation

As of March 31, 2026, the Company had $723.3 million of remaining performance obligations. The Company expects to recognize approximately 42.0% of the remaining performance obligations as revenue in remaining 2026, 24.1% in 2027, and 33.9% thereafter.

Contract Estimate

The Company generally recognizes revenue over time using the input method, measured by the percentage of total costs incurred to-date relative to estimated total anticipated costs for each contract. This method is used because the Company considers total costs to be the best available measure of progress toward satisfaction of its performance obligations. Use of the input method requires the Company to make reasonable estimates regarding the costs associated with the design, manufacture, and delivery of its products.

The Company estimates profit on these contracts as the difference between total estimated revenue and total estimated costs at completion (EAC) and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. EAC’s are estimated using historical actual margins as a percentage of revenue, applied to open contracts. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract.

The nature of Company’s business can give rise to significant contract modifications, which can impact performance obligations and transaction price. A contract modification exists when the parties to a contract agree to a change in the scope and/or price of a contract. Contracts are often modified for changes in contract specifications or requirements. Most of the Company’s contract modifications are for goods that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligation through a cumulative catch-up adjustment in the period they are identified.

Changes in contract estimate, including those arising from contract modifications, may result in the recognition of revenue in the current period for performance obligations satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue when current estimates differ from prior estimates. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the condensed consolidated statements of income (loss) in the period in which it is identified. During the three months ended March 31, 2026 and 2025, changes in contract estimates on revenue recognition were immaterial.

Contract Assets and Liabilities

The timing of Company billings is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when products are provided. Billing can occur prior to revenue recognition, resulting in deferred revenue or subsequent to revenue recognition, resulting in unbilled revenue. The asset, “contract assets” represents revenue recognized in excess of amounts billed. These contract assets are not considered a significant financing component of the Company’s contracts as the payment terms are intended to protect the customer in the event the Company does not fulfill its obligations under the contract. The liability, “contract liabilities” represents amounts billed in excess of revenue recognized. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

The following table summarizes our contract assets and liabilities:

	March 31,	December 31,
	2026	2025
	(in thousands)
Contract assets	$169,370	$156,298
Contract liabilities	$25,752	$22,814

Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the period ended March 31, 2026 and December 31, 2025 was not material. The following table summarizes the changes in contract assets and contract liabilities for the three months ended March 31, 2026 and 2025:

	March 31,	March 31,
	2026	2025
	(in thousands)
Contract assets, beginning of period	$156,298	$107,222
Contract assets recorded during the period	85,552	61,662
Reclassified to accounts receivable during the period	(72,480)	(46,730)
Contract assets, end of period	$169,370	$122,154

	March 31,	March 31,
	2026	2025
	(in thousands)
Contract liabilities, beginning of period	$22,814	$29,868
Customer advances received or billed	11,290	7,269
Recognition of unearned revenue	(8,352)	(11,136)
Contract liabilities, end of period	$25,752	$26,001

Disaggregation of Revenue

The following table presents our disaggregated revenue and revenue growth by end-markets for the three months ended March 31, 2026 and 2025, respectively. Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$35,688	$30,056
Space & Launch	43,854	33,871
Tactical Missiles & Integrated Defense Systems	45,260	36,197
Maritime Defense Systems	26,408	—
Total revenue	$151,210	$100,124

4. Supplemental Financial Statement Data

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. The following table summarizes our inventory:

	March 31,	December 31,
	2026	2025
Raw materials	$14,150	$7,644
Work in progress	1,479	1,974
Finished goods	511	1,044
Inventory	$16,140	$10,662

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

The following table summarizes accounts receivable as of March 31, 2025 and December 31, 2025, and the change in allowance for credit losses for the three months ended March 31, 2026 and 2025:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accounts receivable, gross	$100,109	$79,599
Allowance for credit losses	(1,495)	(883)
Accounts receivable, net of allowance for credit losses	$98,614	$78,716

	March 31,	March 31,
	2026	2025
	(in thousands)
Allowance for credit losses, beginning balance	$(883)	$(712)
Credit loss recoveries (expenses)	(106)	79
Write-offs	58	119
Other	(564)	—
Allowance for credit losses, ending balance	$(1,495)	$(514)

Concentration of Credit Risk

For the three months ended March 31, 2026, the Company had two customers with greater than 10% of the Company’s revenue, these customers comprised 25.6% and 11.6% of the Company’s total revenue. These two customers accounted for 27.8% and 40.7% of accounts receivable, as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2025, the Company had three customers with greater than 10% of the Company’s revenue, these customers comprised 23.4%, 15.5% and 13.7% of the Company’s total revenue.

One supplier accounted approximately 12.0% and 23.8% of accounts payable as of March 31, 2026 and December 31, 2025, respectively.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Land and buildings	$6,611	$6,611
Machinery and equipment (7-10 year assets)	91,418	85,729
Vehicles (5 year assets)	432	265
Office furniture and equipment (5-7 year assets)	2,489	1,435
Computer systems (3 year assets)	3,144	2,941
Leasehold improvements (life tied to lease duration)	22,096	18,840
Construction in process	23,959	18,972
Total property and equipment	150,149	134,793
Less accumulated depreciation	(42,831)	(39,384)
Property and equipment, net	$107,318	$95,409

Depreciation expense for the three months ended March 31, 2026 and 2025 was $3.4 million and $2.8 million, respectively, of which, $2.9 million and $2.1 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying unaudited condensed consolidated statements of income (loss).

5.
Business Combination

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

The MTI Acquisition was funded with borrowings from the Company’s term note under its Citibank credit agreement and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $82.3 million. The MTI Acquisition does not have any contingent consideration arrangements.

Acquisition-related costs for the MTI Acquisition have been expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of income (loss). No acquisition-related expenses were recorded for the three months ended March 31, 2026 or 2025.

The accounting for the MTI Acquisition was completed during the quarter ended March 31, 2026. The following table sets forth the preliminary allocation of the fair value of the assets acquired and liabilities assumed. No material adjustments were recognized during the measurement period.

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

The fair value for know-how was determined using the relief from royalty method and the fair values of customer relationships and backlog was determined using the multi-period excess earnings method (“MPEEM”). In total, the intangible assets acquired subject to amortization have a weighted average useful life of 11.0 years.

Net revenue and net income from this acquisition has been included in the condensed consolidated statements of income (loss) from the acquisition date through the end of the three months ended March 31, 2026, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

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

The ISP Acquisition met the requirements to be considered a business combination under ASC 805, Business Combinations (“ASC 805”). The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the ISP Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The ISP Acquisition was funded with incremental borrowings from the Company’s term note under its Citi credit agreement and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $58.6 million, of which $52.9 million represents cash consideration and $5.7 million represents the fair value of the equity consideration as of the ISP Acquisition Date. Of the $52.9 million cash consideration, $3.9 million represents the fair value of the Earnout, which was recorded in other current liabilities on the unaudited condensed consolidated balance sheets. The earnout liability was estimated using a Monte Carlo simulation under a risk-neutral framework, based on the average present value of the simulated earnout payments. The Earnout provides for a cash payment equal to $5.0 million to the seller of ISP, contingent upon the achievement of specified Adjusted EBITDA threshold for the twelve months ended December 31, 2025, as defined in the ISP Agreement. As of December 31, 2025, the Company determined that the Adjusted EBITDA target was not achieved and therefore will not be paid. Accordingly, the Earnout no longer had any value, and the related contingent consideration liability was reduced to zero as of December 31, 2025, with the change in fair value recognized as other income on the consolidated statement of operations and comprehensive income (loss).

Acquisition-related costs for the ISP Acquisition have been expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of income (loss). No acquisition-related expenses were recorded for the three months ended March 31, 2026 or 2025.

The following table sets forth the preliminary allocation, as of March 31, 2026, of the fair value of the assets acquired and liabilities assumed in connection with the ISP Acquisition:

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

The fair value for developed technology was determined using the relief from royalty method and the fair values of customer relationships and backlog was determined using the MPEEM. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 10.7 years.

Net revenue and net income from this acquisition has been included in the condensed consolidated statements of income (loss) from the acquisition date through the end of the three months ended March 31, 2026, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

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

The Five Axis Acquisition was funded with incremental borrowings from the Company’s term note under its Citibank credit agreement and was accounted for using the acquisition method of accounting.

Acquisition-related costs have been expensed as incurred and are included in the general, and administrative expenses in the condensed consolidated statements of income (loss). No acquisition-related expenses were recorded for the three months ended March 31, 2026 or 2025.

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

The fair value for the customer relationships and backlog was determined using the MPEEM. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 13.0 years.

Net revenue and net income from this acquisition have been included in the condensed consolidated statements of income (loss) from the acquisition date through the end of the three months ended March 31, 2026, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. Supplemental pro forma results of operations have not been presented because they were not material to the condensed consolidated results of operations.

Seemann acquisition

On February 3, 2026 (the “Seemann Acquisition Date”), the Company, through its wholly owned subsidiary, completed the acquisition of all of the issued and outstanding membership interests of Seemann Composites, LLC and Materials Sciences LLC (together, the “Company Group”) pursuant to a Securities Purchase Agreement dated December 31, 2025 (the “Seemann Agreement”) (the “Seemann Acquisition”), under which the Company purchased all outstanding membership interests of the Company Group, for approximately (i) $215.9 million in cash and (ii) shares of common stock of the Company with an aggregate value equal to $17.0 million. The Company Group provides advanced composite systems and materials solutions for maritime defense applications. The Company believes the acquisition of Seemann and MSC expands its capabilities in the maritime defense end market and strengthens its portfolio supporting high-priority, funded U.S. Navy programs.

The Seemann Acquisition met the requirements to be accounted for as a business combination under ASC 805. The Company Group’s assets and liabilities have been adjusted for preliminary estimates of fair value, and its results of operations have been included in the Company’s condensed consolidated financial statements from the Seemann Acquisition Date. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values at the Seemann Acquisition Date. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired was recorded as goodwill, which is not expected to be deductible for tax purposes.

The Seemann Acquisition was accounted for using the acquisition method of accounting. The Seemann Acquisition was funded with the incremental borrowing from the Company’s term note under its Citibank credit agreement. Total consideration transferred was $232.8 million. The Seemann Acquisition does not have any contingent consideration arrangements.

The Company incurred $4.0 million of direct acquisition-related expenses, of which $2.0 million was recognized in the prior year and the remaining $2.0 million was recognized as general, and administrative expenses on the condensed consolidated statements of income (loss) for the three months ended March 31, 2026.

As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The following table sets forth the preliminary acquisition date fair value of the assets acquired, and liabilities assumed in connection with the Seemann Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$5,909
Accounts receivable, net	10,789
Contract assets	5,971
Inventory	1,158
Prepaid and other current assets	1,106
Property, plant and equipment	6,276
Intangible assets, net	125,500
Operating lease right-of-use assets	22,506
Other assets	732
Total assets acquired	$179,947

Accounts payable	6,169
Accrued payroll and related expenses	1,469
Contract liabilities	3,208
Short term operating lease liabilities	476
Other current liabilities	506
Non current operating lease liabilities, net of current portion	21,906
Total liabilities assumed	$33,734

Goodwill	$86,697
Fair Value of Consideration	$232,910

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. Goodwill reflects expected synergies from the combined operations, specialized processes and procedures, and the assembled workforce. The components of goodwill do not qualify as a separately recognized intangible asset. Goodwill is allocated to the Company’s single reporting unit.

Below is a summary of the intangible assets acquired in the Seemann Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Trade Name	$2,000	3.0
Know-How	17,500	10.0
Customer Relationships	78,500	23.7
Backlog	27,500	2.4
Total Intangible Assets Acquired	$125,500

The fair values of the acquired trade names and know-how were determined using the relief-from-royalty method, and the fair value for the customer relationships and customer backlog was determined using the MPEEM. All intangible assets are subject to amortization. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 16.8 years.

Since the Seemann Acquisition Date through March 31, 2026, revenue and net income attributable to the Seemann Acquisition included in the Company’s condensed consolidated financial statements were not significant. Supplemental pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data.

6.
Goodwill and Intangibles

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2025	$225,146
Acquisitions	127,367
Impairments	—
Balance at December 31, 2025	352,513
Acquisitions	86,697
Impairments	—
Balance at March 31, 2026	$439,210

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets as of March 31, 2026 and December 31, 2025, respectively:

		As of March 31, 2026			As of December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade Name (3.0 years)	3.0	$2,000	$(111)	$1,889	$—	$—	$—
Patents (9 years)	9.0	2,722	(1,152)	1,570	2,722	(1,076)	1,646
Know-How (7.0 - 15.0 years)	10.2	33,186	(2,553)	30,633	15,686	(1,841)	13,845
Customer Backlogs (0.8 - 7.5 years)	2.3	75,250	(44,099)	31,151	47,750	(39,782)	7,968
Customer Relationships (10.0 - 24.0 years)	17.9	411,800	(76,584)	335,216	333,300	(70,871)	262,429
Total Intangible Assets		$524,958	$(124,499)	$400,459	$399,458	$(113,570)	$285,888

Amortization expense was 10.9 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively, which was recorded in general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss).

7.
Debt

The Company’s notes payable consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(in thousands)
Term note	$765,881	$502,800
Other notes payable	3,967	3,967
Total notes payable	769,848	506,767
Issuance costs	(12,058)	(7,619)
Subtotal	757,790	499,148
Less: current portion of notes payable	(5,610)	(3,836)
Long-term notes payable	752,180	495,312

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

Under the terms of the Third Amendment, the Company (i) refinanced its existing term loans in an aggregate principal amount of $502.8 million to reduce the interest rate applicable thereto by 75 basis points to SOFR plus 2.75% and (ii) reduced the interest rate applicable to its revolving credit facility by 75 basis points for each level of its leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.50%. In addition, following the refinancing of the existing term loans, the Company increased the principal amount of its term loans by $265.0 million, for a total principal amount of $772 million. As of March 31, 2026, the principal of the term erm note outstanding was $765.8 million.

Interest rates were 6.42% and 7.50% as of March 31, 2026 and December 31, 2025, respectively. No accrued interest was recorded under the Credit Agreement as of March 31, 2026 and December 31, 2025.

On March 9, 2026, the Company entered into a Fourth Amendment to its Credit Agreement. Under the terms of the Fourth Amendment, the Company (i) increased the revolving credit commitments by $100.0 million such that the total revolving credit commitments are now $150.0 million and (ii) removed the cap on incremental revolving credit commitments, which was previously $50.0 million. The Company did not draw from the revolving credit facility during the three months ended March 31, 2026. There’s no outstanding balance of the revolving credit facility as of March 31, 2026.

All other terms and conditions of the Credit Agreement remain unchanged. The aforementioned amendments are accounted for as debt modifications. The company incurred debt issuance costs of $4.9 million associated with these amendments.

The Credit Agreement governing the revolving credit facility and term note requires the Company to comply with a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, the Company is required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon the Company’s requirement to deliver quarterly financial statements to the lender under the credit agreement. As there was no amount of revolving credit outstanding as of March 31, 2026, the springing financial covenant was not required. The Company was in compliance with its other debt covenant as of March 31, 2026.

8.
Lease Obligations

The Company has certain property leases, with former owners and members for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $3.4 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Finance lease expense
Amortization of ROU assets	$1,829	$2,293
Interest on lease liabilities	1,838	2,268
Operating lease expense	684	679
Total	$4,351	$5,240

Amortization of ROU assets are included in the depreciation and amortization expense line of the accompanying condensed consolidated statements of income (loss).

On a consolidated basis, supplemental cash flow information for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$1,685	$2,275
Financing cash flows from finance leases	$1,055	$1,226
Operating cash flows from operating leases	$644	$699
ROU assets obtained in exchange for new finance lease liabilities	$17,253	$—
ROU assets obtained in exchange for new operating lease liabilities	$5,129	$77
Weighted-average remaining lease term in years for finance leases	15.41	13.63
Weighted-average remaining lease term in years for operating leases	7.85	6.08
Weighted-average discount rate for finance leases	7.85%	8.39%
Weighted-average discount rate for operating leases	7.78%	9.47%

9.
Retirement Plans

Employee Benefit Plan

The Company maintains a 401(k) plan for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. There were contributions of $1.6 million and $0.8 million made to the plans during the three months ended March 31, 2026 and 2025 respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the condensed consolidated statements of income (loss), depending on the nature of the employee’s work.

10.
Stockholders’ Equity and Membership Units

Prior to the IPO, the Company issued membership units both in conjunction with purchases of subsidiaries and to reflect further investment in the Company’s operations. The Company issued Class A, Class B, and Class C units with substantially identical rights, privileges and liquidation preferences. No member shall be liable for the debts, liabilities or obligations of the Company beyond the member’s contributions. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of TCFIII Spaceco Holdings LLC, such membership units entitled unitholders to share in the proceeds from capital transactions, including a sale of the Company, and granted them voting rights on matters requiring the consent of the members. As of December 31, 2025, a total of 166,737,325 shares of membership units were outstanding. In connection with the IPO in February 2025, all of the outstanding membership units were converted on a 0.68-for-1 basis into 112,566,039 shares of common stock of the Company.

On July 23, 2025, the Company priced the underwritten public offering (the “Offering”) of its common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $49.00 per share (the “Offering Price”), pursuant to the Company’s registration statement on Form S-1 (File No. 333-288809), as amended (the “Registration Statement”). On July 23, 2025, in connection with the pricing of the Offering, certain of the Company’s existing stockholders (the “Selling Stockholders”) agreed to sell 21,000,000 shares of their Common Stock, in each case at the Offering Price, less underwriting discounts and commissions. The underwriters in the Offering were granted a 30-day option to purchase up to an additional 3,150,000 shares of Common Stock from a certain Selling Stockholder, which was fully exercised on July 24, 2025. The Offering and the shares were delivered on July 25, 2025. No shares were sold by the Company in the Offering and the Company did not receive any proceeds from the Offering.

11.
Share-Based Compensation

2025 Stock Incentive Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was adopted by the Board on February 12, 2025 and approved by our shareholders on February 12, 2025. The 2025 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other stock-based awards, or any combination thereof. Employees, directors or consultants or any of our subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award. As of March 31, 2026, no awards were granted under the 2025 Plan. No share-based compensation was recognized for the three months ended March 31, 2026.

P Units and Phantom Units

The Company historically, through Spaceco Management Equity LLC (the “Management Company”) under the Spaceco Management Equity LLC Equity Incentive Plan (the “Equity Incentive Plan”) and the Transaction Bonuses plan (the “Phantom Plan”) , granted P Units and Phantom Units to certain employees of the Company and its subsidiaries, in exchange for their services to the Company. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025. During the three months ended March 31, 2025, $8.1 million share-based compensation was recognized in general and administrative expenses in the condensed consolidated statement of operations.

12.
Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands except per share data)
Net income (loss)	$7,794	$(4,798)
Weighted average shares outstanding:
Basic and diluted	132,526	132,175
Net income (loss) per common share:
Basic and diluted	$0.06	$(0.04)

The Company had no potentially dilutive securities in any period presented.

13.
Segment Reporting

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) serves as the CODM, and reviews financial information on an operating segment basis to make operational decisions and assess financial performance.

On March 23, 2026, the Company appointed a new CEO who serves as the CODM. Following the change, the CODM assesses performance at a consolidated level and allocates resources based on consolidated net income. Segment assets are measured as total consolidated assets, which is reported on the balance sheet. Accordingly, the Company concluded that no change in its single reportable segment occurred as of March 31, 2026. The Company will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosure in future periods if and when discrete financial information is regularly reviewed at the segment level. In accordance with ASC 280-10, Segment Reporting, if a change in reportable segments occurs in a future period, the Company will recast prior-period segment disclosure retrospectively to reflect the new segment structure.

The following table summarizes the Company’s revenue, net income and significant expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$151,210	$100,124
Expenses and other items:
Cost of goods sold:
Labor	(39,433)	(27,677)
Materials	(39,458)	(26,236)
Overhead	(5,598)	(4,091)
Depreciation and amortization	(2,856)	(2,669)
Total cost of goods sold	(87,345)	(60,673)
General and administrative expenses	(28,637)	(23,288)
Depreciation and amortization not included in cost of goods sold	(13,776)	(6,200)
Other income	(174)	(80)
Interest expense, net	(12,646)	(11,373)
Income tax provision	(838)	(3,308)
Net income (loss)	$7,794	$(4,798)

General and administrative expenses include employee compensation and benefits of $12.9 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the condensed consolidated statement of cash flows for the amount of cash paid for capital expenditures.

14.
Provision for Income Tax

The following table summarizes the Company’s income tax expense and effective tax rate for the three and three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percent)
Income (loss) before provision for income taxes	$8,632	$(1,490)
Provision for income taxes	838	3,308
Effective tax rate	9.7%	(222.0)%

The change in the effective income tax rate for the three months ended March 31, 2026, as compared to the same period in the prior year, was primarily attributable to the recognition of income tax expense on a pre-tax loss during the three months ended March 31, 2025. The prior-year effective income tax rate was further impacted by unfavorable discrete tax items related to non-deductible officer compensation, changes in entity classification and interest and penalties.

The effective income tax rate for the three months ended March 31, 2026 was 9.7%, lower than the Company’s estimated annual effective tax rate of approximately 25.3%, which was primarily due to a favorable discrete tax benefit related to the revaluation of the Company’s state deferred tax arising from the changes in the combined state tax rate following the Seemann Acquisition.

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

The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of March 31, 2026 and December 31, 2025, the Company has no material reserves for legal contingencies and does not believe it is subject to material litigation risk. Legal fees are expensed as incurred.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts including those that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

The forward-looking statements are based on management’s current expectations and are not guarantees of future performance. Our expectations and beliefs are expressed in management’s good faith, and we believe there is a reasonable basis for them, however, the forward-looking statements are subject to various known and unknown risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:

•
we rely heavily on certain customers for a significant portion of our sales;
•
a significant deferment of orders by customers could have a material adverse effect on our business, results of operations, prospects, and financial condition;
•
the loss of our U.S. General Services Administration contracts or government-wide acquisition contracts could impair our ability to attract new business;
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
•
our ability to remediate the identified material weaknesses in our internal control over financial reporting; and
•
the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, supplemented or superceded in our other reports filed with the Security and Exchange Commission (“SEC”), including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

Our Company

We specialize in the rapid design, development and production of mission-critical, next-generation systems solutions that align with the U.S. Department of War’s core mission priorities and the nation’s accelerating demand for access to space. We deliver payload protection, propulsion and launch, and hydro/aerodynamic interstage systems to more than 80 prime contractors supporting more than 130 space and defense programs. We estimate that no single program accounted for more than 11% of sales in the three months ended March 31, 2026 or in the three months ended March 31, 2025.

Recent Development

We completed the acquisition of Seemann Composites (“Seemann”) and MSC in February, 2026, for approximately (i) $215.9 million in cash and (ii) shares of common stock of the Company with an aggregate value equal to $17.0 million. The Company Group provides advanced composite systems and materials solutions for maritime defense applications. The Company believes the acquisition of Seemann and MSC expands and enhances our capabilities in the maritime defense end market, strengthening our portfolio of advanced composite and materials solutions for high-priority naval programs.

On February 2, 2026, we also amended our Citibank credit agreement to increase its incremental term loan to $772 million while reducing the interest rate by 75 basis points to SOFR plus 2.75%. On March 9, 2026, the Company entered into another amendment of its Citibank credit agreement to (i) increase the revolving credit commitments by $100.0 million such that the total revolving credit commitments are now $150.0 million and (ii) remove the cap on incremental revolving credit commitments, which was previously $50.0 million. For additional details, see Note 7, Debt, in the Notes to the condensed consolidated financial statements.

Components of Operations

Revenue

We generate our revenue primarily from the design, development and deployment of systems and subsystems (Propulsion Systems, Aerodynamic Interstage Systems, and Payload Protection and Deployment Systems) across four end markets (Hypersonic and Strategic Missile Defense, Missile and Integrated Defense Systems, Space and Launch and Maritime Defense Systems). We do not believe our revenue are subject to significant seasonal variations.

Cost of Goods Sold

Cost of goods sold consists of direct costs and allocated indirect costs. Direct costs include labor, materials, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits and depreciation.

General and Administrative Expenses

Our general and administrative expenses (“G&A”) include salaries, fringe benefits (such as health insurance, retirement plans, vacation and sick days), and other expenses related to selling, marketing and proposal activities, certain administrative costs, operational overhead expenses, share-based compensation expenses and amortization of acquired intangible assets. Some G&A expenses relate to marketing and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for applications of capabilities created in our business development activities as well as managing human capital. G&A expenses is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth, for the periods presented, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Revenue	$151,210	$100,124	$51,086	51.0%
Cost of goods sold	87,345	60,673	26,672	44.0%
Gross profit	63,865	39,451	24,414	61.9%
General and administrative expenses	28,637	23,288	5,349	23.0%
Depreciation and amortization expense	13,776	6,200	7,576	122.2%
Total operating expenses	42,413	29,488	12,925	43.8%
Net operating income	21,452	9,963	11,489	115.3%
Interest expense, net	(12,646)	(11,373)	(1,273)	11.2%
Other expense	(174)	(80)	(94)	117.5%
Provision for income taxes	(838)	(3,308)	2,470	(74.7%)
Net income (loss)	7,794	(4,798)
Net income margin (loss)	5.2%	(4.8%)
Operating margin	14.2%	10.0%		4.2%
Gross profit margin	42.2%	39.4%		2.8%

Revenue

Revenue for the three months ended March 31, 2026 increased $51.1 million, or 51.0%, to $151.2 million, as compared to $100.1 million for the three months ended March 31, 2025.

The increase in revenue for the three months ended March 31, 2026 as compared to the same period in the prior year, was primarily attributable to growth across all end-markets as additional detail below. The results of operations include the following disaggregation of revenue by end market:

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$35,688	$30,056	$5,632	18.7%
Space and Launch	43,854	33,871	9,983	29.5%
Tactical Missiles and Integrated Defense Systems	45,260	36,197	9,063	25.0%
Maritime Defense Systems[1]	26,408	—	26,408	*
Total Revenue	$151,210	$100,124	$51,086	51.0%

1. Revenue in Maritime Defense Systems for the three months ended March 31, 2025 was previously included within other end markets.

* Not a meaningful figure.

Growth in Hypersonics and Strategic Missile Defense revenue for the three months ended March 31, 2026 from the comparable period in the prior year, was primarily driven by increases in strategic programs.

Growth in Space and Launch revenue for the three months ended March 31, 2026 from the comparable periods in the prior year, was primarily driven by the timing of orders for critical content supporting both legacy and emerging launch providers and spacecraft.

Growth in Tactical Missiles and Integrated Defense Systems for the three months ended March 31, 2026 from the comparable period in the prior year, was primarily driven by demand associated with the continued adoption of advanced drone and loitering munitions technologies and an increase in production output for GMLRS.

Growth in Maritime Defense Systems for the three months ended March 31, 2026 from the comparable period in the prior year was primarily driven by the Seemann Acquisition and associated submarine and LCAC programs.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $26.7 million, or 44.0%, for the three months ended March 31, 2026, from the comparable period in the prior year, which was primarily driven by increased spending on materials and labor to support production growth.

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Labor	$39,433	$27,677	$11,756	42.5%
Materials	39,458	26,236	13,222	50.4%
Overhead	5,598	4,091	1,507	36.8%
Depreciation	2,856	2,669	187	7.0%
Total cost of goods sold	$87,345	$60,673	$26,672	44.0%

Gross margin increased 2.8% for the three months ended March 31, 2026 from the comparative period of the prior year. The increase was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses

General and Administrative Expenses

General and administrative expenses and the related percentage changes for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Payroll	$12,938	$6,604	$6,334	95.9%
Professional fees	8,778	4,387	4,391	100.1%
Marketing	187	111	76	68.5%
Computers & Software	1,400	984	416	42.3%
Share-based compensation	—	8,084	(8,084)	(100.0)%
Other	5,334	3,118	2,216	71.1%
Total general and administrative expenses	$28,637	$23,288	$5,349	23.0%

General and administrative expenses increased by $5.3 million, or 23.0% , for the three months ended March 31, 2026 from the comparative period of the prior year. The increase was primarily driven by an increase in payroll and professional fees for tax, accounting, and consulting fees primarily related to transaction expenses and integration cost, partially offset by the decrease in share-based compensation expenses from P units and Phantom Units that fully vested in connection with the completion of the Company’s IPO in February 2025.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.6 million, or 122.2%, for the three months ended March 31, 2026 from the comparative period of the prior year. The increase was primarily attributable to the amortization expense on a total of $125.5 million intangible assets acquired in the Seemann Acquisition completed in the first quarter of 2026, as well as a full quarter of expense from intangible assets and fixed assets acquired subsequent to the first quarter of 2025.

Interest Expense, net

Interest expense, net increased by $1.3 million, or 11.2%, for the three months ended March 31, 2026 from the comparative period of the prior year, which was primarily driven by higher principal balance, partially offset by lower interest rate. For additional information related to debt, see Note 7, Debt, in the Notes to the condensed consolidated financial statements.

Other Expense

Other expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.1 million, respectively. The difference between periods is immaterial.

Provision for Income Taxes

The provision for income taxes was $0.8 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in the provision for income taxes for the three months ended March 31, 2026 from the comparative period of the prior year, was attributable to higher income tax expenses due to discrete items, including the change in entity classification and non-deductible officers’ compensation. For additional information regarding provisions for taxes, see Note 14, Provision for Income Taxes, in the Notes to the condensed consolidated financial statements.

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

Financial and Operating Data

	Three Months Ended March 31,
(unaudited, in thousands, except percent)	2026	2025
Revenue	$151,210	$100,124
Backlog[1]	1,026,903	636,350
Net income	7,794	(4,798)
EBITDA[2]	37,910	18,752
Adjusted EBITDA[2]	$44,786	$30,319
Net income margin	5.2%	(4.8%)
Adjusted EBITDA Margin[2]	29.6%	30.3%

1.
Backlog - Represents the total value or current estimated value of existing contracts, less amounts previously invoiced. Contract types include but are not limited to purchase orders, long term agreements and contractual authorization to proceed. (Backlog was previously referred to as funded backlog. No changes were made to the historical dollar amounts presented in the table above.)
2.
Note on non-GAAP financial measures: Throughout the discussion of our results of operations we use non-GAAP financial measures including EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below.

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

We recognize that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not, and readers should not, consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business.

We define these non-GAAP financial measures as follows:

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

The reconciliation of GAAP to non-GAAP financial measures is provided below.

Reconciliation of GAAP to Non-GAAP Financial Measures:

	Three Months Ended March 31,
(unaudited, in thousands, except percent)	2026	2025
Net income	$7,794	$(4,798)
Income tax provision	838	3,308
Depreciation and amortization[1]	16,632	8,869
Interest expense, net	12,646	11,373
EBITDA	37,910	18,752
Transaction related expenses[2]	2,263	1,962
Integration expenses and non-recurring restructuring costs[3]	1,410	261
Lender and administrative agent fees[4]	735	1,260
Share-based Compensation[5]	—	8,084
Other non-recurring costs[6]	2,468	—
Adjusted EBITDA	$44,786	$30,319
Revenue	$151,210	$100,124
Net income margin	5.2%	(4.8%)
Adjusted EBITDA Margin	29.6%	30.3%

	Three months ended March 31,
(unaudited)	2026	2025
GAAP net income (loss) per share	$0.06	$(0.04)
Transaction-related expenses[2]	0.02	0.02
Integration expenses and non-recurring restructuring costs[3]	0.01	—
Lender and administrative agent fees[4]	0.01	0.01
Share-based compensation[5]	—	0.06
Other non-recurring costs[6]	0.02	—
Adjusted EPS[7]	$0.11	$0.05

1.
Includes depreciation of property, plant and equipment, amortization of intangible assets and right-of-use assets. Depreciation expense includes allocated depreciation from cost of goods sold of $2.9 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. For the three months ended March 31, 2026, these expenses is primarily related to the Seemann acquisition. Additionally, the Company incurred certain professional service fees related to its IPO that did not meet the requirements to be deferred issuance costs. These costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance. During the three months ended March 31, 2025, the $1.9 million was mostly related to such IPO related expenses.
3.
Includes company-wide system implementation expenses company re-branding costs and compliance efforts. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with discrete amendments to the Company’s credit agreement, separate from ongoing administrative fees.
5.
Reflects share-based compensation expenses associated with the Company’s P Units and Phantom Units. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025.
6.
Represents item management believes are not indicative of ongoing operating performance. Other non-recurring costs for the three months ended March 31, 2026 includes an estimated $1.6 million legal settlements and related professional fees, as well as and professional fees associate with other non-recurring events.
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

Critical Accounting Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2024.

Liquidity and Capital Resources

The following table summarizes our capitalization:

	As of March 31,
	2026	2025
	(in thousands except ratio)
Cash and cash equivalents	$73,798	$113,679
Debt:
Finance lease liabilities (including current portion)	97,748	80,608
Notes Payable, including current portion, net of debt issuance costs	757,790	332,559
Total debt	855,538	413,167
Stockholders' equity	405,691	348,918
Total capitalization (debt plus equity)	$1,261,229	$762,085
Total debt to equity	2.11	1.18

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

We believe that our cash and cash equivalents as of March 31, 2026, together with available borrowings under the Citibank Credit Agreement and expected net cash provided by operating activities will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to grow our business, including by any acquisitions we may make, we may in the future require additional working capital.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the three months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$209	$(13,584)
Investing activities	(217,525)	(11,042)
Financing activities	257,155	126,775
Net increase in cash and cash equivalents	$39,839	$102,149

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $0.2 million , primarily consisting of net income of $7.8 million, non-cash item of $15.2 million and a net change in our operating assets and liabilities of 22.8 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $7.1 million, a decrease in contract liabilities of $0.3 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by an increase in accounts receivable of $9.1 million , partially offset by a decrease in accounts payable, accruals and income tax payable of $2.0 million, which was mainly driven timing of other payments.

Net cash used in operating activities for the three months ended March 31, 2025 was $13.6 million, primarily consisting of net loss of $4.8 million, non-cash items of $13.0 million and a net change in our operating assets and liabilities of $21.8 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $14.9 million, a decrease in contract liabilities of $3.9 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $20.0 million, which was mainly due to timing of payment and a decrease in accounts receivable of $7.5 million,which was due to timing of invoicing and improved collection.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $217.5 million, which was primarily driven by the Seemann Acquisition of $210.2 million and purchase of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2025 was $11.0 million, which was primarily driven by a $6.0 million investment in a convertible note and purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $257.2 million, which was primarily driven by proceeds from our term note of $260.1 million (net of payment of debt issuance costs), partially offset by repayment of our Citibank credit facilities of $1.9 million.

Net cash provided by financing activities for the three months ended March 31, 2025 was $126.8 million, which was primarily driven by net proceeds from our IPO of $153.8 million, partially offset by repayment of revolving line of credit of $25.0 million and repayment of notes payable of $2.3 million.

Other Obligations and Commitments

See Note 7 through Note 9, of the Notes to the condensed consolidated financial statements for information regarding our other obligations and commitments.

Leases

See Note 8, Leases, of the Notes to the condensed consolidated financial statements for information pertaining to lease payments relating to our operating and finance lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2026 and 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Recent Accounting Pronouncements

See Note 2, Summary of Accounting Policies and Recent Accounting Pronouncements, of the Notes to the condensed consolidated financial statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the revolving credit facility and term note under the Citibank Credit Facility, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the three months ended March 31, 2026 and 2025 would have resulted in approximately a $6.3 million and $0.8 million increase in interest expense, respectively.

We had cash of $73.8 million and $34.0 million as of March 31, 2026 and December 31, 2025, respectively, which is held for working capital and general corporate purposes. We do not have significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, look for alternative sourcing and reevaluate pricing, as we did in the prior periods. However, continued cost inflation and supply chain disruptions during 2026 may continue to require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These controls and procedures also encompass mechanisms designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to facilitate timely disclosure decisions. In designing and evaluating these controls, management recognizes that no system of controls, regardless of how well designed and operated, can provide reasonable assurance of achieving the desired control objective. Additionally, no evaluation of controls can provide absolute assurance that all control deficiencies or instances of fraud, if any, have been detected. Based on this evaluation, and considering the material weaknesses in internal control over financial reporting described below, the principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. There have been no material changes to the risk factors previously described in our 2025 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

ITEM 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Set forth below is certain information regarding Rule 10b5-1 trading plans adopted by our directors and officers (as defined in Rule 16-a-1(f)) under the Exchange Act) during the quarter ended March 31, 2026. The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name and Title	Adoption Date	Termination Date	Aggregate Number of Securities to Be Sold Under the Plan
Tony Koblinski, CEO	1/27/2026	6/30/2026	450,000
Mike Willis, CFO	2/2/2026	11/13/2026	185,000
Jonathan Beaudoin, COO	2/2/2026	10/31/2026	275,000
Stephanie Sawhill, CGO	1/26/2026	10/31/2026	100,000
David Stinnett, Chairman of the Board	3/12/2026	12/31/2026	1,000,000
John Hamilton, Board Member	2/19/2026	5/18/2027	15,000

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
10.2

Credit Agreement, dated as of April 1, 2025, by and among Karman, the lenders from time to time party thereto and Citibank, N.A., as the administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 7, 2025)

10.3

First Amendment to Credit Agreement, dated as of May 27, 2025, by and among the Company, Citibank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2025)

10.4

Second Amendment to Credit Agreement, dated as of October 24, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)

10.5

Third Amendment to Credit Agreement, dated as of February 3, 2026, by and among the Company, Citibank, N.A., and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2026)

10.6

Fourth Amendment to Credit Agreement, dated as of March 9, 2026, by and among the Company, Citibank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2026)

10.7

Employment Agreement, dated March 6, 2026, by and between Karman Space & Defense, LLC and Jonathan P. Rambeau (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 12, 2026)

10.8

Restrictive Covenant Agreement, dated March 6, 2026, by and between Karman Space & Defense, LLC and Jonathan P. Rambeau (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 12, 2026)

10.9

Indemnification Agreement, dated March 6, 2026, by and between Karman Holdings Inc. and Jonathan P. Rambeau (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 12, 2026)

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

KARMAN HOLDINGS INC.

	By:	/s/ Mike Willis
Mike Willis
Date: May 13, 2026		Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: May 13, 2026	By:	/s/ Jon Rambeau
Jon Rambeau
Chief Executive Officer (Principal Executive Officer)