Form 10-Q
period 2026-06-30
Karman Holdings Inc.
filed 2026-08-11
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of registrant’s common shares outstanding as of August 3, 2026 was 132,533,708.

Karman Holdings Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Karman Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(unaudited)

	June 30	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$51,741	$33,959
Accounts receivable, net	114,960	78,716
Contract assets	187,120	156,298
Inventory	16,299	10,662
Prepaid and other current assets	14,660	11,768
Total current assets	384,780	291,403
Property, plant and equipment	172,981	134,793
Less accumulated depreciation	(46,727)	(39,384)
Net property, plant and equipment	126,254	95,409
Other assets
Goodwill	498,148	352,513
Intangible assets, net	326,758	285,888
Operating lease right-of-use assets	15,466	6,021
Finance lease right-of-use assets	85,181	66,193
Other assets	7,390	6,669
Total other assets	932,943	717,284
Total assets	$1,443,977	$1,104,096

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$45,382	$31,632
Accrued payroll and related expenses	14,805	13,776
Contract liabilities	26,154	22,814
Current portion of operating lease liabilities	2,464	1,815
Current portion of finance lease liabilities	5,009	4,401
Current portion of term note	5,610	3,836
Income taxes payable	2,077	5,299
Other current liabilities	6,728	5,094
Total current liabilities	108,229	88,667
Term note, net of current	751,327	495,312
Operating lease liabilities, net of current	13,725	4,949
Finance lease liabilities, net of current	97,130	76,995
Other liabilities	6,892	7,650
Deferred tax liabilities	45,577	47,832
Total liabilities	1,022,880	721,405
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock; $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,533,486 and 132,322,435, respectively	133	132
Additional paid in capital	390,034	373,455
Accumulated other comprehensive income	75	75
Retained earnings	30,855	9,029
Stockholders' equity	421,097	382,691
Total liabilities and stockholders' equity	$1,443,977	$1,104,096

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$182,063	$115,097	$333,273	$215,221
Cost of goods sold	103,829	68,076	191,174	128,749
Gross profit	78,234	47,021	142,099	86,472
Operating expenses
General and administrative expenses	31,339	19,430	59,976	42,718
Depreciation and amortization expense	12,066	7,487	25,842	13,687
Operating expenses	43,405	26,917	85,818	56,405
Net operating income	34,829	20,104	56,281	30,067
Interest expense, net	(15,284)	(11,893)	(27,930)	(23,266)
Other income (expense)	(280)	380	(454)	300
Income before provision for income taxes	19,265	8,591	27,897	7,101
Provision for income taxes	(5,233)	(1,784)	(6,071)	(5,092)
Net income	$14,032	$6,807	$21,826	$2,009
Net income per common share, basic	$0.11	$0.05	$0.16	$0.02
Net income per common share, diluted	$0.11	$0.05	$0.16	$0.02
Weighted-average common shares, basic	132,527	132,322	132,502	132,322
Weighted-average common shares, diluted	132,531	132,322	132,514	132,322

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2026	132,391	$132	$373,455	$9,029	$75	$382,691
Issuance of common stock upon acquisition of Seemann Composites and Materials Sciences	135	1	15,205	—	—	15,206
Net income	—	—	—	7,794	—	7,794
Balance, March 31, 2026	132,526	$133	$388,660	$16,823	$75	$405,691
Share-based compensation	—	—	1,444	—	—	1,444
Employee stock plans	8	—	(70)	—	—	(70)
Net income	—	—	—	14,032	—	14,032
Balance, June 30, 2026	132,534	$133	$390,034	$30,855	$75	$421,097

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members' Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2025	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Share-based compensation	—	—	—	1,410	—	—	1,410
Contributions	—	—	—	1,474	—	—	1,474
Conversion of member's equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Net loss	—	—	—	—	(4,798)	—	(4,798)
Balance, March 31, 2025	132,175	$132	$361,846	$—	$(13,135)	$75	$348,918
Issuance of common stock upon acquisition of Industrial Solid Propulsion	147		5,752				5,752
Net income	—	—	—	—	6,807	—	6,807
Balance, June 30, 2025	132,322	$132	$367,598	$-	$(6,328)	$75	$361,477

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$21,826	$2,009
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	31,808	19,176
Amortization of debt issuance costs	947	789
Non-cash interest expense and other non-cash adjustments	751	2,651
(Gain) / Loss from sale of property and equipment	(39)	—
Deferred income taxes	(2,254)	(718)
Share-based compensation expenses	1,444	1,410
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,455)	936
Contract assets	(24,851)	(26,369)
Inventory	(4,651)	(397)
Prepaids and other assets	(1,775)	10,148
Contract liabilities	(258)	(10,066)
Accounts payable, accruals and income taxes payable	(755)	(18,865)
Acquisition related accrued expenses	—	(11,651)
ROU assets and lease liabilities	287	(8)
Net cash used in operating activities	(2,975)	(30,955)
Cash flows from investing activities
Purchases of property and equipment	(21,865)	(8,669)
Proceeds from sale of property and equipment	387	—
Investment in convertible note	—	(6,000)
Acquisitions of businesses, net of cash acquired	(210,000)	(126,279)
Net cash flows used in investing activities	(231,478)	(140,948)
Cash flows from financing activities
Net proceeds from issuance of common stock in initial public offering	—	153,808
Finance lease payments	(2,148)	(1,896)
Proceeds from notes payable	265,000	375,000
Repayments of notes payable	(3,935)	(337,115)
Payments of debt issuance costs	(4,870)	(6,541)
Proceeds from revolving line of credit	—	30,000
Repayments of revolving line of credit	—	(25,000)
Repayment of debt assumed in ISP acquisition	—	(1,919)
Taxes paid on vested stock awards	(1,812)	—
Cash contributed from (distribution to) equity holders	—	1,474
Net cash provided by financing activities	252,235	187,811
Net increase in cash and cash equivalents	17,782	15,908
Cash and cash equivalents, beginning	33,959	11,530
Cash and cash equivalents, ending	51,741	27,438
Supplemental Disclosures
Cash paid during the period for interest	$28,424	$20,103
Cash paid during the period for income taxes, net of refunds	$11,475	$10,360
Supplemental Non-Cash Investing and Financing Activities
Non-cash acquisition of operating lease right-of-use assets	$10,419	$1,342
Offering expense included in liabilities	$—	$1,028
Common stock issued in acquisition of business	$15,205	$5,752
Acquisitions of property and equipment included in liabilities	$5,140	$854
Acquisition of business included in liabilities	$—	$3,899

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete annual financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year. For the three and six months ended June 30, 2026 and 2025, the Company had no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

In preparing the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, the Company identified and recorded certain adjustments associated with the purchase accounting recorded for the acquisition of Seemann Composites, LLC and Materials Sciences LLC in the interim period ended March 31, 2026. The Company evaluated these adjustments in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”) and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the related errors were immaterial to the condensed consolidated financial statements for the three and six months ended June 30, 2026 or any previously issued financial statements. As such, the prior period amounts presented in these financial statements were revised to reflect the related corrections of errors. Refer to Note 5 for additional details.

2. Summary of Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to estimates are made prospectively based upon such periodic evaluations. It is reasonably possible that changes may occur in the near term that would affect managements’ estimates with respect to revenue recognition, estimates of cost to complete contracts, allowance for credit losses, share-based compensation, accrued expenses, realization of tax assets and estimates of tax liabilities, useful life of property and equipment and valuation of net assets acquired in business combinations, and the impairment assessment of goodwill and intangible assets.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures(Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure information about the types of expenses included in commonly presented expense captions, including tabular disaggregation of specified natural expense categories in relevant expense captions. The guidance also requires a qualitative description of amounts not separately disaggregated and disclosure of the total amount of selling expenses (and, in annual reporting periods, the definition of selling expenses). The standard is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2026, which for the Company is the fiscal year ended December 31, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosure.

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

Remaining Performance Obligations

As of June 30, 2026, the Company had $703.9 million of remaining performance obligations. The Company expects to recognize approximately 49.6% of the remaining performance obligations as revenue in remaining 2026, 23.3% in 2027, and 27.1% thereafter.

Contract Estimates

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

The Company estimates profit on these contracts as the difference between total estimated revenue and total estimated costs at completion (EAC) and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance and trends, and other economic conditions. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract.

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

The following table summarizes our contract assets and liabilities:

	June 30,	December 31,
	2026	2025
	(in thousands)
Contract assets	$187,120	$156,298
Contract liabilities	$26,154	$22,814

Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior year during the period ended June 30, 2026 and December 31, 2025 was not material. The following table summarizes the changes in contract assets and contract liabilities for the six months ended June 30, 2026 and 2025:

	June 30,	June 30,
	2026	2025
	(in thousands)
Contract assets, beginning of period	$156,298	$107,222
Contract assets recorded during the period	151,880	100,777
Reclassified to accounts receivable during the period	(121,058)	(74,409)
Contract assets, end of period	$187,120	$133,590

	June 30,	June 30,
	2026	2025
	(in thousands)
Contract liabilities, beginning of period	$22,814	$29,868
Customer advances received	24,602	14,505
Recognition of unearned revenue	(21,262)	(24,476)
Contract liabilities, end of period	$26,154	$19,897

Disaggregation of Revenue

The following table presents our disaggregated revenue by end-markets for the three and six months ended June 30, 2026 and 2025, respectively. Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percent)
Hypersonics & Strategic Missile Defense	$43,417	$34,960	$79,105	$65,016
Space & Launch	42,072	39,597	85,926	73,468
Tactical Missiles & Integrated Defense Systems	63,012	40,540	108,272	76,737
Maritime Defense Systems	33,562	—	59,970	—
Total revenue	$182,063	$115,097	$333,273	$215,221

4. Supplemental Financial Statement Data

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. The following table summarizes our inventory:

	June 30,	December 31,
	2026	2025
Raw materials	$12,852	$7,644
Work in progress	1,618	1,974
Finished goods	1,829	1,044
Inventory	$16,299	$10,662

Accounts Receivable and Credit Loss Reserves

Accounts receivable are comprised of unsecured amounts due from customers and presented net of any allowance for credit losses. The Company recognizes its estimate of expected losses on accounts receivable within the scope of the current expected credit losses (“CECL”) model. The Company assesses the collectability of its outstanding receivables and estimates the need for an allowance by considering historical losses, the age of the receivable balance, credit quality of the Company’s customers, current economic conditions, and other factors that may affect the customers’ ability to pay.

The following tables summarize the accounts receivable as of June 30, 2026 and December 31, 2025, and the change in allowance for credit losses for the six months ended June 30, 2026 and 2025:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accounts receivable, gross	$116,226	$79,599
Allowance for credit losses	(1,266)	(883)
Accounts receivable, net of allowance for credit losses	$114,960	$78,716

	June 30,	June 30,
	2026	2025
	(in thousands)
Allowance for credit losses, beginning balance	$(883)	$(712)
Credit loss recoveries (expenses)	(414)	(10)
Write-offs	31	46
Allowance for credit losses, ending balance	$(1,266)	$(676)

Concentration of Credit Risk

For the six months ended June 30, 2026, the Company had two customers with greater than 10% of the Company’s revenue. These two customers accounted for 29.7% and 40.7% of accounts receivable, as of June 30, 2026 and December 31, 2025, respectively.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Land and buildings (30-year buildings)	$6,611	$6,611
Machinery and equipment (7-10 year assets)	94,168	85,729
Vehicles (5 year assets)	395	265
Office furniture and equipment (5-7 year assets)	1,855	1,435
Computer systems (3 year assets)	3,731	2,941
Leasehold improvements (shorter of useful life or remaining lease term)	22,781	18,840
Construction in process	43,440	18,972
Total property and equipment	172,981	134,793
Less accumulated depreciation	(46,727)	(39,384)
Property and equipment, net	$126,254	$95,409

Depreciation expense for the three months ended June 30, 2026 and 2025 was $3.9 million and $3.0 million, respectively, of which, $3.1 million and $2.8 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying condensed consolidated statements of income.

Depreciation expense for the six months ended June 30, 2026 and 2025 was $7.3 million and $5.8 million, respectively, of which, $6.0 million and $5.5 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying condensed consolidated statements of income.

5.
Business Combinations

MTI acquisition

On April 2, 2025 (the “MTI Acquisition Date”), the Company, through its indirect wholly-owned subsidiary Karman Parent LLC (“Karman Parent”), acquired all the issued and outstanding membership interests and other equity interests of MTI Metal Technology Inc., pursuant to the terms of a Securities Purchase Agreement in exchange for cash consideration (the “ MTI Acquisition”). The acquisition of MTI expands the Company’s capabilities in advanced materials and is expected to strengthen its position in the strategic missile defense market through enhanced product offerings and customer relationships.

The MTI Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, effected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the MTI Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The MTI Acquisition was funded with borrowings from the Company’s term note under its Citibank credit agreement and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $82.3 million. The MTI Acquisition does not have any contingent consideration arrangements.

The Company also incurred $1.4 million of direct acquisition-related expenses, recognized as general and administrative expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2025. No acquisition-related expenses were recorded for the three and six months ended June 30, 2026.

The accounting for the MTI Acquisition was completed during the quarter ended March 31, 2026. The following table sets forth the allocation of the fair value of the assets acquired and liabilities assumed. No material adjustments were recognized during the measurement period.

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

The ISP Acquisition met the requirements to be considered a business combination under ASC 805. The assets and liabilities acquired, effected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the ISP Acquisition Date. The Company recorded the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the acquisition date as required under ASC 805.

The ISP Acquisition was funded with incremental borrowings from the Company’s term note under its Citibank credit agreement and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $58.6 million, of which $49.0 million represents cash consideration, $5.7 million represents the fair value of the equity consideration as of the ISP Acquisition Date and $3.9 million represents the fair value of the Earnout, which was recorded in other current liabilities on the condensed consolidated balance sheets. The earnout liability was estimated using a Monte Carlo simulation under a risk-neutral framework, based on the average present value of the simulated earnout payments. The Earnout provides for a cash payment equal to $5.0 million to the seller of ISP, contingent upon the achievement of specified Adjusted EBITDA threshold for the twelve months ended December 31, 2025, as defined in the ISP Agreement. As of December 31, 2025, the Company determined that the Adjusted EBITDA target was not achieved and therefore will not be paid. Accordingly, the Earnout no longer had any value, and the related contingent consideration liability was reduced to zero as of December 31, 2025, with the change in fair value recognized as other income on the consolidated statements of operations.

The Company also incurred $1.2 million of direct acquisition-related expenses, recognized as general and administrative expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2025. No acquisition-related expenses were recorded for the three and six months ended June 30, 2026.

The following table sets forth the allocation, as of June 30, 2026, of the fair value of the assets acquired and liabilities assumed in connection with the ISP Acquisition:

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

Five Axis Acquisition

On October 28, 2025 (the “Five Axis Acquisition Date”), the Company, through its wholly owned subsidiary, Karman Space & Defense LLC, completed the acquisition of all of the issued and outstanding capital stock of Five Axis Industries, Inc. (“Five Axis”) pursuant to a Securities Purchase Agreement, under which the Company purchased all issued and outstanding equity interests in Five Axis, for approximately $90.7 million in cash and 68,625 shares of common stock (the “Five Axis Acquisition”). Five Axis designs and manufactures specialized nozzle and fuel systems for launch vehicle engines. Its products support the performance and operation of both current and next-generation propulsion systems. The acquisition of Five Axis strengthens the Company’s core competency in the engineering and manufacturing of mission critical subsystems for the space and launch end market.

The Five Axis Acquisition met the requirements to be accounted for as a business combination under ASC 805. Five Axis’ assets and liabilities have been adjusted for preliminary estimates of fair value, and its results of operations have been included in the Company’s condensed consolidated financial statements from the Five Axis Acquisition Date. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values at the Five Axis Acquisition Date.

The Five Axis Acquisition was funded with incremental borrowings from the Company’s term note under its Citibank credit agreement and was accounted for using the acquisition method of accounting. The Five Axis Acquisition does not have any contingent consideration arrangements.

Acquisition-related costs have been expensed as incurred and are included in the general and administrative expenses in the condensed consolidated statements of income. No acquisition-related expenses were recorded for the three or six months ended June 30, 2026 or 2025.

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

Seemann acquisition

On February 3, 2026 (the “Seemann Acquisition Date”), the Company, through a wholly owned subsidiary, completed the acquisition of all of the issued and outstanding membership interests of Seemann Composites, LLC and Materials Sciences LLC (together, the “Company Group”) pursuant to a Securities Purchase Agreement dated December 31, 2025 (the “Seemann Acquisition”), for approximately (i) $215.9 million in cash and (ii) shares of common stock of the Company with an aggregate value equal to $17.0 million, of which $1.7 million was withheld to cover the Company Group’s income tax liability. The Company Group provides advanced composite systems and materials solutions for maritime defense applications. The Company believes the acquisition of Seemann and MSC expands its capabilities in the maritime defense end market and strengthens its portfolio supporting high-priority, funded U.S. Navy programs.

The Seemann Acquisition met the requirements to be accounted for as a business combination under ASC 805. The Company Group’s assets and liabilities have been adjusted for preliminary estimates of fair value, and its results of operations have been included in the Company’s condensed consolidated financial statements from the Seemann Acquisition Date. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values at the Seemann Acquisition Date. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired was recorded as goodwill, which is expected to be deductible for tax purposes.

The Seemann Acquisition was accounted for using the acquisition method of accounting. The Seemann Acquisition was funded with the incremental borrowing from the Company’s term note under its Citibank credit agreement. Total consideration transferred was $232.9 million. The Seemann Acquisition does not have any contingent consideration arrangements.

The Company incurred $4.0 million of direct acquisition-related expenses, of which $2.0 million was recognized in the prior year and the remaining $2.0 million was recognized as general and administrative expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2026.

As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The following table reflects the revised preliminary acquisition date fair value of the assets acquired and liabilities assumed in connection with the Seemann Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$5,909
Accounts receivable	10,789
Contract assets	5,971
Inventory	1,158
Prepaid and other current assets	1,106
Property, plant and equipment	12,227
Intangible assets	61,000
Operating lease right-of-use assets	22,506
Other assets	732
Total assets acquired	$121,398

Accounts payable	6,169
Accrued payroll and related expenses	1,469
Contract liabilities	3,597
Short term operating lease liabilities	476
Other current liabilities	506
Non current operating lease liabilities, net of current portion	21,906
Total liabilities assumed	$34,123

Goodwill	$145,635
Fair Value of Consideration	$232,910

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is fully deductible for tax purposes. Goodwill reflects expected synergies from the combined operations, specialized processes and procedures, and the assembled workforce. The components of goodwill do not qualify as a separately recognized intangible asset. Goodwill is allocated to the Company’s single reporting segment.

Below is a summary of the intangible assets acquired in the Seemann Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Trade Name	$2,000	3.0
Know-How	18,000	10.0
Customer Contracts	17,500	8.0
Backlog	23,500	5.1
Total Intangible Assets Acquired	$61,000

The fair values of the acquired trade names and know-how were determined using the relief-from-royalty method, and the fair value for the customer contracts and customer backlog was determined using the MPEEM. All intangible assets are subject to amortization. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 7.3 years.

Since the Seemann Acquisition Date through June 30, 2026, revenues attributable to the Seemann Acquisition included in the Company’s condensed consolidated financial statements were $37.8 million and $63.0 million for the three and six months ended June 30, 2026, respectively. Supplemental pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data.

As discussed in Note 1 above, the Company identified certain adjustments associated with the purchase accounting recorded for the Seemann Acquisition in the interim period ended March 31, 2026. The Company determined that these errors were immaterial to the condensed consolidated financial statements for the three and six months ended June 30, 2026 or any previously issued financial statements. The Company has determined that it is appropriate to revise the following financial statement line items in the condensed consolidated financial statements as of and for the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	As reported	Adjustments	As revised
	(in thousands)
Intangible assets, net (Customer contracts)	$400,459	$(61,000)	$339,459
Property, plant and equipment	$150,149	$5,951	$156,100
Goodwill	$439,210	$55,438	$494,648
Total Assets	$1,417,738	$389	$1,418,127

Contract liabilities	$25,752	$389	$26,141
Total current liabilities	$104,796	$389	$105,185
Total liabilities	$1,012,047	$389	$1,012,436

Net cash provided by operating activities	$209	$1,742	$1,951
Net cash flows provided by financing activities	$257,155	$(1,742)	$255,413

6.
Goodwill and Intangible Assets

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2025	$225,146
Acquisitions	127,367
Impairments	—
Balance at December 31, 2025	352,513
Acquisitions	145,635
Impairments	—
Balance at June 30, 2026	$498,148

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets as of June 30, 2026 and December 31, 2025, respectively:

		As of June 30, 2026			As of December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade Name (3.0 years)	3.0	$2,000	$(278)	$1,722	$—	$—	$—
Patents (9 years)	9.0	2,722	(1,227)	1,495	2,722	(1,076)	1,646
Know-How (7.0 - 15.0 years)	10.2	33,686	(3,433)	30,253	15,686	(1,841)	13,845
Customer Backlogs (0.8 - 7.5 years)	3.2	71,250	(46,669)	24,581	47,750	(39,782)	7,968
Customer Relationships (10.0 - 19.0 years)	16.6	333,300	(81,182)	252,118	333,300	(70,871)	262,429
Customer Contracts (8.0 years)	8.0	17,500	(911)	16,589	—	—	—
Total Intangible Assets		$460,458	$(133,700)	$326,758	$399,458	$(113,570)	$285,888

Amortization expense was $9.2 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, which was recorded in general and administrative expenses in the accompanying condensed consolidated statements of income.

Amortization expense was $20.1 million and $9.9 million for the six months ended June 30, 2026 and 2025, respectively, which was recorded in general and administrative expenses in the accompanying condensed consolidated statements of income.

7.
Debt

The Company’s notes payable consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(in thousands)
Term note	$763,962	$502,800
Other notes payable	4,516	3,967
Total notes payable	768,478	506,767
Issuance costs	(11,541)	(7,619)
Subtotal	756,937	499,148
Less: current portion of notes payable	(5,610)	(3,836)
Long-term notes payable	751,327	495,312

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

Under the terms of the Third Amendment, the Company (i) refinanced its existing term loans in an aggregate principal amount of $502.8 million to reduce the interest rate applicable thereto by 75 basis points to SOFR plus 2.75% and (ii) reduced the interest rate applicable to its revolving credit facility by 75 basis points for each level of its leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.50%. In addition, following the refinancing of the existing term loans, the Company increased the principal amount of its term loans by $265.0 million, for a total principal amount of $772 million. As of June 30, 2026, the principal of the term note outstanding was $764.0 million.

Interest rates were 6.46% and 7.50% as of June 30, 2026 and December 31, 2025, respectively. No accrued interest was recorded under the Credit Agreement as of June 30, 2026 and December 31, 2025.

On March 9, 2026, the Company entered into a Fourth Amendment to its Credit Agreement. Under the terms of the Fourth Amendment, the Company (i) increased the revolving credit commitments by $100.0 million such that the total revolving credit commitments are now $150.0 million and (ii) removed the cap on incremental revolving credit commitments, which was previously $50.0 million. The Company did not draw from the revolving credit facility during the six months ended June 30, 2026. There was no outstanding balance on the revolving credit facility as of June 30, 2026.

All other terms and conditions of the Credit Agreement remain unchanged. The aforementioned amendments are accounted for as debt modifications. The company incurred debt issuance costs of $4.9 million associated with these amendments.

The Credit Agreement governing the revolving credit facility and term note requires the Company to comply with a springing financial covenant that is tested on the last day of any testing fiscal quarter if and when the outstanding principal amount of revolving credit loans exceeds an applicable threshold. If the financial covenant is then in effect, the Company is required to maintain a Consolidated First Lien Net Leverage Ratio of less than or equal to 6.50 to 1.00. The financial covenant is also conditioned upon the Company’s requirement to deliver quarterly financial statements to the lender under the credit agreement. As there was no outstanding balance on the revolving credit facility as of June 30, 2026, the springing financial covenant was not required. The Company was in compliance with its debt covenant as of June 30, 2026.

On August 3, 2026, the Company entered into a Fifth Amendment to its Credit Agreement, which amends the Credit Agreement, dated April 1, 2025, by and among the Company, Citibank, N.A. as Administrative Agent and Collateral Agent (“Citibank”), and the other parties there to. The Fifth Amendment reduced (i) the applicable interest rate margin on its term loans from SOFR plus 2.75% to SOFR plus 2.25% and (ii) the interest rate applicable to its revolving credit facility by 50 basis points for each level of our leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.00%. No other material terms of the Credit Agreement were amended.

8.
Lease Obligations

The Company has certain property leases for facilities of the Company’s subsidiaries. Most of these leases are accounted for as finance leases except for facilities leased by AEC and a plane hangar leased by Systima, which are accounted for as operating leases. Total lease payments amounted to $3.8 million and $2.2 million for the three months ended June 30, 2026 and 2025 respectively. Total lease payments amounted to $7.2 million and $6.4 million for the six months ended June 30, 2026 and 2025 respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease expense
Amortization of ROU assets	$1,914	$1,131	$3,743	$3,424
Interest on lease liabilities	1,893	1,095	3,731	3,363
Operating lease expense	828	386	1,512	1,065
Total	$4,635	$2,612	$8,986	$7,852

Amortization of ROU assets are included in the depreciation and amortization expense line of the accompanying condensed consolidated statements of income.

On a consolidated basis, supplemental cash flow information for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	(in thousands except percent and year)
Operating cash flows from finance leases	$3,583	$3,371
Financing cash flows from finance leases	$2,148	$1,896
Operating cash flows from operating leases	$1,454	$1,083
ROU assets obtained in exchange for new operating lease liabilities	$10,419	$1,342
Weighted-average remaining lease term in years for finance leases	15.23	13.47
Weighted-average remaining lease term in years for operating leases	10.77	5.64
Weighted-average discount rate for finance leases	7.29%	8.37%
Weighted-average discount rate for operating leases	7.24%	9.60%

9.
Retirement Plans

Employee Benefit Plan

The Company maintains a 401(k) plan for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. For the three months ended June 30, 2026 and 2025, there were contributions of $1.3 million and $0.8 million made to the plan respectively. For the six months ended June 30, 2026 and 2025, there were contributions of $2.8 million and $1.8 million made to the plan respectively. Retirement plan contribution expense is included within either Cost of Goods Sold or General and Administrative expenses on the condensed consolidated statements of income, depending on the nature of the employee’s work.

10.
Stockholders’ Equity and Membership Units

Prior to the IPO, the Company issued membership units both in conjunction with purchases of subsidiaries and to reflect further investment in the Company’s operations. The Company issued Class A, Class B, and Class C units with substantially identical rights, privileges and liquidation preferences. No member shall be liable for the debts, liabilities or obligations of the Company beyond the member’s contributions. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of TCFIII Spaceco Holdings LLC, such membership units entitled unitholders to share in the proceeds from capital transactions, including a sale of the Company, and granted them voting rights on matters requiring the consent of the members. As of December 31, 2024, a total of 166,737,325 membership units were outstanding. In connection with the IPO in February 2025, all of the outstanding membership units were converted on a 0.68-for-1 basis into 112,566,039 shares of common stock of the Company.

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

On May 28, 2026, the Company priced the underwritten public offering (the “Secondary Offering”) of its common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $61.00 per share (the “Secondary Offering Price”), pursuant to the Company’s registration statement on Form S-3 (File No. 333-296304). In connection with the pricing of the Secondary Offering, certain of the Company’s existing stockholders (the “Selling Stockholders”) agreed to sell 14,000,000 shares of their Common Stock, in each case at the Offering Price, less underwriting discounts and commissions. The underwriters in the Offering were granted a 30-day option to purchase up to an additional 2,100,000 shares of Common Stock from the Selling Stockholders. The Offering and the shares were delivered on June 1, 2026. No shares were sold by the Company in the Secondary Offering and the Company did not receive any proceeds from the Secondary Offering.

11.
Share-Based Compensation

2025 Stock Incentive Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was adopted by the Board of Directors on February 12, 2025 and approved by our shareholders on February 12, 2025. The 2025 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other stock-based awards, or any combination thereof. Employees, directors or consultants or any of our subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

The following tables present the Company’s stock-based compensation for equity-settled awards by type, (i.e., restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”)), and by financial statement line as well as the related tax benefit included in the Company’s condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
RSUs and PSUs	1,444	—	1,444	—
P Units and Phantom Units	—	—	—	8,084
Total	$1,444	$—	$1,444	$8,084

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative	1,444	—	1,444	8,084
Tax benefit	(169)	—	(169)	—
Total	$1,275	$—	$1,275	$8,084

Compensation cost related to RSUs and PSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2026:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
RSUs and PSUs(1)	17,065	2.49
Total unamortized compensation costs	$17,065

(1) Weighted average service period assumes the performance metrics are met for the PSUs.

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of June 30, 2026
	(in thousands)		(in thousands)
RSUs and PSUs outstanding at January 1, 2026	—	$—
Granted	281	65.2
Vested	(9)	65.3
Forfeited	(11)	66.4
RSUs and PSUs outstanding at June 30, 2026	261	$65.2	$13,070

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

P Units and Phantom Units

The Company historically, through Spaceco Management Equity LLC (the “Management Company”) under the Spaceco Management Equity LLC Equity Incentive Plan (the “Equity Incentive Plan”) and the Transaction Bonuses plan (the “Phantom Plan”) , granted P Units and Phantom Units to certain employees of the Company and its subsidiaries, in exchange for their services to the Company. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025. During the six months ended June 30, 2025, $8.1 million share-based compensation was recognized in general and administrative expenses in the condensed consolidated statements of income.

12.
Net Income Per Common Share

Net income per common share was computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands except per share data)
Net income	$14,032	$6,807	$21,826	$2,009
Weighted average shares outstanding:
Basic	132,527	132,322	132,502	132,322
RSUs and PSUs	4	—	12	—
Basic and diluted	132,531	132,322	132,514	132,322
Income per common share
Basic	$0.11	$0.05	$0.16	$0.02
Diluted	$0.11	$0.05	$0.16	$0.02
Anti-dilutive potential common shares excluded	3	—	1	—

13.
Segment Reporting

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s

Chief Executive Officer (“CEO”) serves as the CODM, and reviews financial information on a single-segment basis to make operational decisions and assess financial performance.

On March 23, 2026, the Company appointed a new CEO who serves as the CODM. The CODM continues to evaluate the Company’s performance on a single-segment basis, using consolidated net income. Segment assets continued to be measured as total consolidated assets, as reported on the condensed consolidated balance sheet.

The following table summarizes the Company’s revenue, net income and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$182,063	$115,097	$333,273	$215,221
Expenses and other items:
Cost of goods sold	(103,829)	(68,076)	(191,174)	(128,749)
General and administrative expenses	(31,339)	(19,430)	(59,976)	(42,718)
Depreciation and amortization not included in cost of goods sold	(12,066)	(7,487)	(25,842)	(13,687)
Other income (expense)	(280)	380	(454)	300
Interest expense, net	(15,284)	(11,893)	(27,930)	(23,266)
Income tax provision	(5,233)	(1,784)	(6,071)	(5,092)
Net income	$14,032	$6,807	$21,826	$2,009

General and administrative expenses include employee compensation and benefits of $13.9 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $26.4 million and $14.4 million for the six months ended June 30, 2026 and 2025 respectively.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Investing Activities” in the condensed consolidated statement of cash flows for the amount of cash paid for capital expenditures.

14.
Provision for Income Tax

The following table summarizes the Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percent)
Income before provision for income taxes	$19,265	$8,591	$27,897	$7,101
Provision for income taxes	5,233	1,784	6,071	5,092
Effective tax rate	27.2%	20.8%	21.8%	71.7%

The Company’s effective income tax rate of 27.2% for the three months ended June 30, 2026 was higher than the U.S. federal statutory rate of 21.0%, primarily due to state income taxes net of federal benefit, uncertain tax positions, non-deductible executive compensation under Section 162(m) of the Internal Revenue Code, and other non-deductible expenses.

The Company’s effective income tax rate of 21.8% for the six months ended June 30, 2026 was higher than the U.S. federal statutory rate of 21.0%, primarily due to state income taxes net of federal benefit, uncertain tax positions, non-deductible executive compensation under Section 162(m) of the Internal Revenue Code and other non-deductible expenses, partially offset by a favorable discrete tax benefit related to the revaluation of the Company’s state deferred tax liabilities arising from the changes in the combined state tax rate following the Seemann Acquisition.

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

The Company is subject from time to time to various claims and legal proceedings incident to its business. The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of June 30, 2026 and December 31, 2025, the Company has no material reserves for legal contingencies and does not believe that the resolution of any known legal matters will have a material adverse effect on the Company’s financial position, cash flows or results of operations; however, it is possible that unexpected further developments on these or similar matters could result in a charge that might be material to the Company’s financial position, cash flows, or results of operations.

16. Subsequent Events

On August 3, 2026, the Company entered into a Fifth Amendment to its Credit Agreement, which amends the Credit Agreement, dated April 1, 2025, by and among the Company, Citibank, N.A. as Administrative Agent and Collateral Agent (“Citibank”), and the other parties there to. The Fifth Amendment reduced (i) the applicable interest rate margin on its term loans from SOFR plus 2.75% to SOFR plus 2.25% and (ii) the interest rate applicable to its revolving credit facility by 50 basis points for each level of our leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.00%. No other material terms of the Credit Agreement were amended.

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
•
our ability to remediate the identified material weaknesses in our internal control over financial reporting; and
•
the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, supplemented or superseded in our other reports filed with the Security and Exchange Commission (“SEC”), including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

Our Company

We specialize in the rapid design, development and production of mission-critical, next-generation systems solutions that align with the U.S. Department of War’s core mission priorities and the nation’s accelerating demand for access to space. We deliver payload protection, propulsion and launch, and hydro/aerodynamic interstage systems to more than 150 prime contractors and programs. We estimate that no single program accounted for more than 11% of sales in the three and six months ended June 30, 2026 or in the three and six months ended June 30, 2025.

Recent Developments

On July 20, 2026, we entered into a definitive agreement to acquire Walker Precision Engineering (“Walker”), a Glasgow, Scotland-based manufacturer of precision engineered components and integrated manufacturing solutions supporting missile seekers, guidance systems and control systems, for aggregate consideration of approximately $94.0 million, subject to customary purchase price adjustments. The acquisition is intended to expand our manufacturing footprint into Europe and enhance our capabilities supporting European and allied defense programs through Walker’s complementary engineering and manufacturing capabilities. The transaction is expected to close during the third quarter of 2026, subject to the satisfaction of customary closing conditions, including required regulatory approvals.

On August 3, 2026, we entered into a Fifth Amendment to our Credit Agreement with Citibank, which reduced (i) the applicable interest rate on our term loan by 50 basis points from SOFR plus 2.75% to SOFR plus 2.25% and (ii) the interest rate applicable to our revolving credit facility by 50 basis points for each level of our leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.00%. No other material terms of the Credit Agreement were amended.

Components of Operations

Revenue

We generate our revenue primarily from the design, development and deployment of systems and subsystems (Propulsion Systems, Aerodynamic Interstage Systems, and Payload Protection and Deployment Systems) across four end markets (Hypersonic and Strategic Missile Defense, Missile and Integrated Defense Systems, Space and Launch and Maritime Defense Systems). We do not believe our revenue is subject to significant seasonal variations.

Cost of Goods Sold

Cost of goods sold consists of direct costs and allocated indirect costs. Direct costs include labor, materials, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits and depreciation.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses include salaries, fringe benefits (such as health insurance, retirement plans, vacation and sick days), and other expenses related to selling, marketing and proposal activities, certain administrative costs, operational overhead expenses, share-based compensation expenses and amortization of acquired intangible assets. Some G&A expenses relate to marketing and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for applications of capabilities created in our business development activities as well as managing human capital. G&A expenses are an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth, for the periods presented, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Revenue	$182,063	$115,097	$66,966	58.2%
Cost of goods sold	103,829	68,076	35,753	52.5%
Gross profit	78,234	47,021	31,213	66.4%
General and administrative expenses	31,339	19,430	11,909	61.3%
Depreciation and amortization expense	12,066	7,487	4,579	61.2%
Total operating expenses	43,405	26,917	16,488	61.3%
Net operating income	34,829	20,104	14,725	73.2%
Interest expense, net	(15,284)	(11,893)	(3,391)	28.5%
Other income (expense)	(280)	380	(660)	(173.7%)
Provision for income taxes	(5,233)	(1,784)	(3,449)	193.3%
Net income	14,032	6,807	7,225	106.1%
Net income margin	7.7%	5.9%
Operating margin	19.1%	17.5%		1.7%
Gross profit margin	43.0%	40.9%		2.1%

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Revenue	$333,273	$215,221	$118,052	54.9%
Cost of goods sold	191,174	128,749	62,425	48.5%
Gross profit	142,099	86,472	55,627	64.3%
General and administrative expenses	59,976	42,718	17,258	40.4%
Depreciation and amortization expense	25,842	13,687	12,155	88.8%
Total operating expenses	85,818	56,405	29,413	52.1%
Net operating income	56,281	30,067	26,214	87.2%
Interest expense, net	(27,930)	(23,266)	(4,664)	20.0%
Other income (expense)	(454)	300	(754)	(251.3%)
Provision for income taxes	(6,071)	(5,092)	(979)	19.2%
Net income	21,826	2,009	19,817	986.4%
Net income margin	6.5%	0.9%
Operating margin	16.9%	14.0%		2.9%
Gross profit margin	42.6%	40.2%		2.4%

Revenue

Revenue for the three months ended June 30, 2026 increased $67.0 million, or 58.2%, to $182.1 million, as compared to $115.1 million for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026 increased $118.1 million, or 54.9%, to $333.3 million, as compared to$215.2 million for the six months ended June 30, 2025.

The increase in revenue for the three and six months ended June 30, 2026 as compared to the same period in the prior year, was primarily attributable to growth across all end-markets as additional detail below. The results of operations include the following disaggregation of revenue by end market:

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$43,417	$34,960	$8,457	24.2%
Space and Launch	42,072	39,597	2,475	6.3%
Tactical Missiles and Integrated Defense Systems	63,012	40,540	22,472	55.4%
Maritime Defense Systems[1]	33,562	—	33,562	*
Total Revenue	$182,063	$115,097	$66,966	58.2%

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Hypersonics and Strategic Missile Defense	$79,105	$65,016	$14,089	21.7%
Space and Launch	85,926	73,468	12,458	17.0%
Tactical Missiles and Integrated Defense Systems	108,272	76,737	31,535	41.1%
Maritime Defense Systems[1]	59,970	—	59,970	*
Total Revenue	$333,273	$215,221	$118,052	54.9%

1. Revenue in Maritime Defense Systems for the three and six months ended June 30, 2025 was previously included within other end markets.

* Not a meaningful figure.

Growth in Hypersonics and Strategic Missile Defense revenue for the three and six months ended June 30, 2026 from the comparable period in the prior year, was primarily driven by growth in key interceptor program production and increased production associated with a new surface-to-surface missile system.

Growth in Space and Launch revenue for the three and six months ended June 30, 2026 from the comparable periods in the prior year, was primarily driven by content supporting both legacy and emerging launch providers, partially offset by customer order timing associated with shifting launch schedules.

Growth in Tactical Missiles and Integrated Defense Systems for the three and six months ended June 30, 2026 from the comparable period in the prior year, was primarily driven by strength in core production programs, including unmanned aircraft systems and counter-UAS, and emerging programs transitioning to production.

Growth in Maritime Defense Systems for the three and six months ended June 30, 2026 from the comparable period in the prior year was primarily driven by legacy and next generation submarine programs..

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $35.8 million or 52.5%, and $62.4 million, or 48.5%, for the three and six months ended June 30, 2026 and 2025, from the comparable period in the prior year. The increase was primarily driven by increased spending on materials and labor to support production growth.

	Three Months Ended June 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Labor	$40,889	$28,463	$12,426	43.7%
Materials	52,269	31,741	20,528	64.7%
Overhead	7,561	5,052	2,509	49.7%
Depreciation	3,110	2,820	290	10.3%
Total cost of goods sold	$103,829	$68,076	$35,753	52.5%

	Six Months Ended June 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percent)
Labor	$80,322	$56,140	$24,182	43.1%
Materials	91,727	57,977	33,750	58.2%
Overhead	13,159	9,143	4,016	43.9%
Depreciation	5,966	5,489	477	8.7%
Total cost of goods sold	$191,174	$128,749	$62,425	48.5%

Gross margin increased by 2.1% and 2.4% for the three and six months ended June 30, 2026 and 2025 from the comparative period of the prior year. The increase was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses

General and Administrative Expenses

General and administrative expenses increased by $11.9 million, or 61.3% for the three months ended June 30, 2026 from the comparable period of the prior year, was primarily driven by higher employee compensation of approximately $7.5 million due to acquisitions and workforce expansion, as well as higher operating costs incurred to support continued growth of our business.

General and administrative expenses increased by $17.3 million, or 40.4%, for the six months ended June 30, 2026 from the comparative period of the prior year. The increase was primarily driven by an increase in payroll of approximately $12.0 million and increased professional fees primarily related to transaction expenses and integration efforts. The increase was partially offset by the decrease of approximately $6.6 million in share-based compensation expenses resulting from P units and Phantom Units that fully vested in connection with the completion of the Company’s IPO in February 2025.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.6 million, or 61.2%, and $12.2 million, or 88.8%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods of the prior year. The increase was primarily due to amortization of intangible assets acquired in the Seemann Acquisition, completed in the first quarter of 2026, and incremental depreciation and amortization on intangible assets and fixed assets acquired in the second quarter of 2025, which resulted in a full quarter and two full quarters of additional expenses in the three months and six months ended June 30, 2026, respectively.

Interest Expense, net

Interest expense, net increased by $3.4 million, or 28.5%, and $4.7 million, or 20.0%, for the three and six months ended June 30, 2026 from the comparative period of the prior year, which was primarily driven by higher principal balance, partially offset by lower interest rate. For additional information related to debt, see Note 7, Debt, in the Notes to the conndensed consolidated financial statements.

Other (Income) Expense

Other (income) expense for each of the three and six months ended June 30, 2026 and 2025 was immaterial.

Provision for Income Taxes

The provision for income taxes was $5.2 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was 27.2% and 20.8% for the three months ended June 30, 2026 and 2025, respectively. The increase in effective tax rate was attributed to non-deductible executive compensation under Section 162(m) of the Internal Revenue Code, while the prior-year effective rate benefited from a change in the blended state tax rate related to the MTI and ISP acquisitions, which resulted in a remeasurement of deferred taxes.

The provision for income taxes was $6.1 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was 21.8% and 71.7% for the six months ended June 30, 2026 and 2025, respectively. The higher effective tax rate in the prior-year period was attributable to discrete items, including the change in entity classification, non-deductible executive compensation, and interest and penalties related to prior year tax returns and uncertain tax positions.

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

Financial and Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands, except percent)	2026	2025	2026	2025
Revenue	$182,063	$115,097	$333,273	$215,221
Backlog[1]	$1,322,124	$719,300	$1,322,124	$719,300
Net income	$14,032	$6,807	$21,826	$2,009
EBITDA[2]	$49,725	$30,791	$87,635	$49,543
Adjusted EBITDA[2]	$54,580	$35,281	$99,366	$65,600
Net income margin	7.7%	5.9%	6.5%	0.9%
Adjusted EBITDA Margin[2]	30.0%	30.7%	29.8%	30.5%

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

Adjusted EPS represents GAAP net income per fully diluted share, excluding transaction related expenses, integration expenses and non-recurring costs, lender and administrative agent fees and share-based compensation as they are not representative of our operating performance.

The reconciliation of GAAP to non-GAAP financial measures is provided below.

Reconciliation of GAAP to Non-GAAP Financial Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands, except percent)	2026	2025	2026	2025
Net income	$14,032	$6,807	$21,826	$2,009
Income tax provision	5,233	1,784	6,071	5,092
Depreciation and amortization[1]	15,176	10,307	31,808	19,176
Interest expense, net	15,284	11,893	27,930	23,266
EBITDA	49,725	30,791	87,635	49,543
Transaction related expenses[2]	1,392	3,904	3,655	5,866
Integration expenses and non-recurring restructuring costs[3]	1,940	380	3,350	641
Lender and administrative agent fees[4]	45	206	780	1,466
Share-based Compensation[5]	1,444	—	1,444	8,084
Other non-recurring costs[6]	34	—	2,502	—
Adjusted EBITDA	$54,580	$35,281	$99,366	$65,600
Revenue	$182,063	$115,097	$333,273	$215,221
Net income margin	7.7%	5.9%	6.5%	0.9%
Adjusted EBITDA Margin	30.0%	30.7%	29.8%	30.5%

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2026	2025	2026	2025
GAAP net income per share	$0.11	$0.05	$0.16	$0.02
Transaction-related expenses[2]	0.01	0.03	0.03	0.04
Integration expenses and non-recurring restructuring costs[3]	0.01	—	0.03	—
Lender and administrative agent fees[4]	0.00	—	0.01	0.01
Share-based compensation[5]	0.01	—	0.01	0.06
Other non-recurring costs[6]	0.00	0.02	0.02	0.02
Adjusted EPS[7]	$0.14	$0.10	$0.25	$0.16

1.
Includes depreciation of property, plant and equipment, amortization of intangible assets and right-of-use assets. Depreciation expense includes allocated depreciation from cost of goods sold of $3.1 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively, and $6.0 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively.
2.
Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. For the three and six months ended June 30, 2026, these expenses are primarily related to the Seemann acquisition. For the three and six months ended June 30, 2025, these expenses are primarily related to the MTI and ISP acquisitions. Additionally, the Company incurred certain professional service fees related to its IPO that did not meet the requirements to be deferred issuance costs. These costs are considered non-recurring and outside the ordinary course of business, and therefore are not indicative of ongoing operating performance, which was reflected in the six months ended June 30, 2025.
3.
Includes company-wide system implementation expenses company re-branding costs and compliance efforts. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.
4.
Reflects non-recurring lender fees associated with discrete amendments to the Company’s credit agreement, separate from ongoing administrative fees.
5.
Reflects share-based compensation expenses. For the three and six months ended June 30, 2026, these expenses related to the Company’s RSUs and PSUs. For the six months ended June 30, 2025, these expenses related to the Company’s P Units and Phantom Units. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025.
6.
Represents items management believes are not indicative of ongoing operating performance, including estimated legal settlements and related professional fees, as well as professional fees associated with other non-recurring events. Other non-recurring costs for the three and six months ended June 30, 2025 represent the write-off of unamortized debt issuance costs associated with our previous refinanced term loan.
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

Critical Accounting Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2025.

Liquidity and Capital Resources

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

We believe that our cash and cash equivalents as of June 30, 2026, together with available borrowings under the Citibank Credit Agreement and expected net cash provided by operating activities will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to grow our business, including by any acquisitions we may make, we may in the future require additional working capital.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the six months ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,975)	$(30,955)
Investing activities	(231,478)	(140,948)
Financing activities	252,235	187,811
Net increase in cash and cash equivalents	$17,782	$15,908

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $3.0 million , primarily consisting of net income of $21.8 million, non-cash item of $32.7 million and a net change in our operating assets and liabilities of $57.5 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $24.9 million, a decrease in contract liabilities of $0.3 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by an increase in accounts receivable of $25.5 million , partially offset by a decrease in accounts payable, accruals and income tax payable of $0.8 million, which was mainly driven by timing of other payments.

Net cash used in operating activities for the six months ended June 30, 2025 was $31.0 million, primarily consisting of net income of $2.0 million, non-cash items of $23.3 million and a net change in our operating assets and liabilities of $56.3 million. Change in our operating assets and liabilities was primarily driven by an increase in contract assets of $26.4 million, a decrease in contract liabilities of $10.1 million, which was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. Change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $18.9 million, which was mainly due to timing of payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $231.5 million, which was primarily driven by the Seemann Acquisition of $210.0 million and purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2025 was $140.9 million, as a result of MTI and ISP acquisitions of $126.3 million in total and investment in convertible note of $6.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $252.2 million, which was primarily driven by proceeds from our term note of $260.1 million (net of payment of debt issuance costs), partially offset by repayment of our Citibank credit facilities of $3.9 million.

Net cash provided by financing activities for the six months ended June 30, 2025 was $187.8 million, which was primarily driven by net proceeds from our IPO of $153.8 million, proceeds from our new Citibank credit facilities of $398.5 million (net of debt issuance costs), partially offset by repayment of our old TCW credit facilities of $337.1 million.

Other Obligations and Commitments

See Note 7 through Note 9, of the Notes to the condensed consolidated financial statements for information regarding our other obligations and commitments.

Leases

See Note 8, Leases, of the Notes to the condensed consolidated financial statements for information pertaining to lease payments relating to our operating and finance lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2026 and 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the revolving credit facility and term note under the Citibank Credit Facility, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates for the three and six months ended June 30, 2026 and 2025 would have resulted in approximately a $6.8 million and $0.8 million increase in interest expense, respectively.

We had cash of $51.7 million and $34.0 million as of June 30, 2026 and December 31, 2025, respectively, which is held for working capital and general corporate purposes. We do not have a significant amount of cash equivalents or restricted cash and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

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

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting. The following entity-level material weaknesses existed as of December 31, 2025:

•
We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities. Specifically, deficiencies existed relating to (i) the sufficiency of resources with an appropriate degree of accounting, reporting and control knowledge, experience, and training commensurate with our financial reporting requirements, (ii) the sufficiency of processes for identifying and analyzing risks to the achievement of objectives, including technology-related risks, across the entity; (iii) the development of general control activities over technology to support the achievement of objectives across the entity; (iv) the sufficiency of selecting and developing control activities that mitigate risks to the achievement of objectives to acceptable levels; (v) the sufficiency of monitoring activities to ascertain whether the components of internal control were present and functioning.

The entity-level material weaknesses contributed to the following additional material weaknesses within our system of internal control over financial reporting:

•
We did not design and maintain effective process-level controls for all significant business process cycles. These material weaknesses resulted in material adjustments related to share-based compensation as of and for the year ended December 31, 2023, and immaterial adjustments as of and for the year ended December 31, 2025, and in the interim period ended June 30, 2026.
•
We did not design and maintain effective information technology general controls for information systems supporting our key financial reporting processes. Specifically, we did not design and maintain sufficient controls over change management, logical access, IT operations, and system development for management-identified in-scope on-premise and vendor-supported applications. This material weakness did not result in any adjustments to the consolidated financial statements.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

Remediation Plan

We are committed to strengthening our control environment and addressing the identified material weaknesses. We continue to execute our remediation plan and have made meaningful progress across multiple remediation workstreams. Certain remediation activities, including the design and implementation of Information Technology General Controls (ITGCs), have been completed. The remaining initiatives, primarily related to certain entity-level and business process controls, have substantially completed the design phase and are currently progressing through implementation, with controls primarily operating on quarterly and annual cycles advancing through their respective operating periods. Remediation efforts remain on track, and we continue to make progress toward remediating the material weaknesses.

While meaningful progress has been made, the remediation plan must be fully implemented and tested before its operating effectiveness can be confirmed. During this period, we continue to monitor our internal control environment and address any emerging control considerations.

Our objective is to enhance the accuracy and timeliness of our financial reporting and to meet all applicable regulatory requirements. We are prioritizing these efforts and allocating appropriate resources to support timely execution. Although the remediation process requires significant time and investment, we remain focused on achieving sustainable improvements that reinforce confidence in our financial reporting. We are continuing to execute the following measures designed to improve our internal control over financial reporting and during the quarter ended June 30, 2026:

•
Implemented our formal risk assessment process and continued to enhance processes and controls to support an effective control environment, including further progress in the remediation of identified entity-level controls.
•
Completed the design and implementation of our information technology general control framework, including controls over change management, logical access, IT operations, and system development for in-scope applications.
•
Substantially completed the design of process-level controls across our significant business processes and continued implementing those controls. We continue to enhance control documentation, management review controls, evidence retention, and monitoring activities with the assistance of external consultants with subject matter expertise.
•
Further clarified and formalized roles and responsibilities throughout the organization to support accountability and accelerate remediation efforts.
•
Continued to provide training and development to existing personnel to enhance their knowledge of internal controls, accounting principles, financial reporting, and internal control requirements.
•
Continued to engage a leading advisory firm with extensive public company experience to assist in the design, documentation, implementation, and evaluation of our internal controls in response to the identified material weaknesses.
•
Continued to strengthen our accounting and internal audit organization with appropriate knowledge and expertise in internal control over financial reporting and SEC financial reporting requirements.

As we continue to evaluate and enhance our internal control over financial reporting, we may take additional measures to address the identified material weaknesses or adjust the remediation steps described above. While we believe these actions have strengthened our internal control environment, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and management has concluded, through testing, that they are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

As described in the “Remediation plan” section above, there were changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and six months ended June 30, 2026.

ITEM 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

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
10.2

Credit Agreement, dated as of April 1, 2025, by and among Karman, the lenders from time to time party thereto and Citibank, N.A., as the administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 7, 2025)

10.3

First Amendment to Credit Agreement, dated as of May 27, 2025, by and among the Company, Citibank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2025)

10.4

Second Amendment to Credit Agreement, dated as of October 24, 2025, by and among the Company, CitiBank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 30, 2025)

10.5

Third Amendment to Credit Agreement, dated as of February 2, 2026, by and among the Company, Citibank, N.A., and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2026)

10.6

Fourth Amendment to Credit Agreement, dated as of March 9, 2026, by and among the Company, Citibank, N.A. and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2026)

10.7

Employment Agreement, dated March 6, 2026, by and between Karman Space & Defense, LLC and Jonathan P. Rambeau (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 12, 2026)

10.8

Restrictive Covenant Agreement, dated March 6, 2026, by and between Karman Space & Defense, LLC and Jonathan P. Rambeau (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 12, 2026)

10.9

Indemnification Agreement, dated March 6, 2026, by and between Karman Holdings Inc. and Jonathan P. Rambeau (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 12, 2026)

10.10

Fifth Amendment to Credit Agreement, dated as of August 3, 2026, by and among the Company, Citibank, N.A., and the parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 6, 2026)

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

KARMAN HOLDINGS INC.

	By:	/s/ Mike Willis
Mike Willis
Date: August 10, 2026		Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: August 10, 2026	By:	/s/ Jon Rambeau
Jon Rambeau
Chief Executive Officer (Principal Executive Officer)