Form 10-Q
period 2026-09-30
Karman Holdings Inc.
filed 2026-11-06
CIK 2040127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-42520

KARMAN HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2660232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5351 Argosy Avenue, Huntington Beach, CA	92649
(Address of principal executive offices)	(Zip Code)

(714) 898-9951

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	KRMN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of November 2, 2026 was 132,533,708.

Karman Holdings Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Karman Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$68,168	$33,959
Accounts receivable, net	122,613	78,716
Contract assets	208,275	156,298
Inventory	32,660	10,662
Prepaid and other current assets	20,820	11,768
Total current assets	452,536	291,403
Property, plant and equipment	199,505	134,793
Less accumulated depreciation	(51,146)	(39,384)
Net property, plant and equipment	148,359	95,409
Other assets:
Goodwill	550,638	352,513
Intangible assets, net	354,019	285,888
Operating lease right-of-use assets	18,673	6,021
Finance lease right-of-use assets	110,147	66,193
Other non-current assets	8,832	6,669
Total other assets	1,042,309	717,284
Total assets	$1,643,204	$1,104,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,916	$31,632
Accrued payroll and related expenses	18,595	13,776
Contract liabilities	42,495	22,814
Current portion of operating lease liabilities	2,970	1,815
Current portion of finance lease liabilities	5,204	4,401
Current portion of term loan	7,312	3,836
Income taxes payable	—	5,299
Other current liabilities	9,617	5,094
Total current liabilities	146,109	88,667
Long-term debt, net of current	851,495	495,312
Operating lease liabilities, net of current	16,500	4,949
Finance lease liabilities, net of current	125,567	76,995
Other non-current liabilities	13,288	7,650
Deferred tax liabilities	48,485	47,832
Total liabilities	1,201,444	721,405
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized — 100,000,000 shares; issued and outstanding — none	—	—
Common stock, $0.001 par value; authorized — 1,000,000,000 shares; issued and outstanding — 132,533,708 and 132,322,435, as of September 30, 2026 and December 31, 2025, respectively	133	132
Additional paid-in capital	391,936	373,455
Accumulated other comprehensive income (loss)	(2,072)	75
Retained earnings	51,763	9,029
Total stockholders’ equity	441,760	382,691
Total liabilities and stockholders’ equity	$1,643,204	$1,104,096

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$201,623	$121,787	$534,896	$337,008
Cost of goods sold	115,462	71,847	306,636	200,596
Gross profit	86,161	49,940	228,260	136,412
Operating expenses:
General and administrative expenses	41,515	19,996	101,491	62,714
Depreciation and amortization expense	12,893	8,132	38,735	21,819
Operating expenses	54,408	28,128	140,226	84,533
Net operating income	31,753	21,812	88,034	51,879
Interest expense, net	(17,995)	(10,002)	(45,925)	(33,268)
Other income (expense)	(453)	51	(907)	351
Income before provision for income taxes	13,305	11,861	41,202	18,962
Income tax expense (benefit)	(7,603)	4,217	(1,532)	9,309
Net income	$20,908	$7,644	$42,734	$9,653
Other comprehensive loss	(2,147)	—	(2,147)	—
Comprehensive income	$18,761	$7,644	$40,587	$9,653
Net income per share:
Basic	$0.16	$0.06	$0.32	$0.07
Diluted	$0.16	$0.06	$0.32	$0.07
Weighted-average shares used in per share computation:
Basic	132,534	132,322	132,513	132,322
Diluted	132,535	132,322	132,528	132,322

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2026	132,391	$132	$373,455	$9,029	$75	$382,691
Issuance of common stock upon acquisition of Seemann Composites, LLC and Materials Sciences LLC	135	1	15,205	—	—	15,206
Net income	—	—	—	7,794	—	7,794
Balance, March 31, 2026	132,526	$133	$388,660	$16,823	$75	$405,691
Share-based compensation	—	—	1,444	—	—	1,444
Employee stock plans	8	—	(70)	—	—	(70)
Net income	—	—	—	14,032	—	14,032
Balance, June 30, 2026	132,534	$133	$390,034	$30,855	$75	$421,097
Share-based compensation	—	—	1,907	—	—	1,907
Employee stock plans	—	—	(5)	—	—	(5)
Foreign currency translation adjustment	—	—	—	—	(2,147)	(2,147)
Net income	—	—	—	20,908	—	20,908
Balance, September 30, 2026	132,534	$133	$391,936	$51,763	$(2,072)	$441,760

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Members’ Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2025	—	$—	$—	$204,258	$(8,337)	$75	$195,996
Share-based compensation	—	—	—	1,410	—	—	1,410
Contributions	—	—	—	1,474	—	—	1,474
Conversion of members' equity into common stock in initial public offering	123,754	124	207,018	(207,142)	—	—	—
Issuance of common stock in initial public offering, net	8,421	8	154,828	—	—	—	154,836
Net loss	—	—	—	—	(4,798)	—	(4,798)
Balance, March 31, 2025	132,175	$132	$361,846	$—	$(13,135)	$75	$348,918
Issuance of common stock upon acquisition of Industrial Solid Propulsion	147		5,752				5,752
Net income	—	—	—	—	6,807	—	6,807
Balance, June 30, 2025	132,322	$132	$367,598	$—	$(6,328)	$75	$361,477
Net income	—	—	—	—	7,644	—	7,644
Balance, September 30, 2025	132,322	$132	$367,598	$—	$1,316	$75	$369,121

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$42,734	$9,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,317	30,146
Amortization of debt issuance costs	1,523	1,024
Non-cash interest expense and other non-cash adjustments	3,077	2,631
(Gain) / Loss from sale of property and equipment	(39)	—
Deferred income taxes	(6,719)	5,131
Stock-based compensation expenses	3,351	1,410
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,132)	(11,346)
Contract assets	(46,006)	(39,758)
Inventory	(12,653)	(1,037)
Prepaid expenses and other assets	(7,556)	9,189
Contract liabilities	8,125	(11,173)
Accounts payable, accruals and income taxes payable	14,639	(26,668)
ROU assets and lease liabilities	3,092	(26)
Net cash provided by (used in) operating activities	23,753	(30,824)
Cash flows from investing activities:
Purchases of property and equipment	(35,226)	(15,640)
Proceeds from sale of property and equipment	387	—
Investment in convertible note	—	(6,000)
Acquisitions of businesses, net of cash acquired	(304,189)	(126,279)
Net cash used in investing activities	(339,028)	(147,919)
Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	—	153,808
Finance lease payments	(3,359)	(2,892)
Proceeds from term loan, net	490,334	368,459
Repayments of term loan	(133,500)	(338,052)
Payments of debt issuance costs	(1,978)	—
Proceeds from revolving line of credit	—	30,000
Repayments of revolving line of credit	—	(25,000)
Repayment of debt assumed in ISP acquisition	—	(1,919)
Taxes paid on vested stock awards	(1,817)	—
Cash contributed from equity holders	—	1,474
Net cash provided by financing activities	349,680	185,878
Effect of exchange rate changes on cash and cash equivalents	(196)	—
Net increase in cash and cash equivalents	34,209	7,135
Cash and cash equivalents, beginning of period	33,959	11,530
Cash and cash equivalents, end of period	68,168	18,665
Supplemental disclosures:
Cash paid during the period for interest	$46,505	$33,778
Cash paid during the period for income taxes, net of refunds	$12,115	$12,747
Supplemental non-cash investing and financing activities:
Non-cash acquisition of operating lease right-of-use assets	$11,013	$1,342
Offering expense included in liabilities	$—	$1,028
Common stock issued in acquisition of business	$15,205	$5,752
Acquisitions of property and equipment included in liabilities	$3,707	$869
Acquisition of business included in liabilities	$—	$3,899

The accompanying notes are an integral part of the condensed consolidated financial statements

Karman Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Description of Business

Karman Holdings Inc. (the “Company”) conducts business as Karman Space and Defense (“Karman”). Karman is headquartered in Huntington Beach, California. It currently operates through multiple subsidiaries in California, Washington, Oregon, Utah, Mississippi, Pennsylvania, South Carolina and Alabama, as well as Scotland, England and Poland.

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

Initial Public Offering

On February 12, 2025, the Company’s Registration Statement on Form S-1 (the “Registration Statement”) for its initial public offering (the “IPO”) was declared effective. Prior to the effectiveness of the Registration Statement, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025, the Company converted into a Delaware corporation and changed its name to Karman Holdings Inc. Pursuant to the conversion, all outstanding equity interests and all outstanding P Units were converted into an aggregate of 123.8 million shares of common stock of Karman Holdings Inc.

On February 14, 2025, the Company completed the IPO of 26.5 million shares of its common stock at a public offering price of $22.00 per share, of which 8.4 million shares were sold by the Company. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions, payments to Phantom Unit holders and other offering expenses, were approximately $147.3 million. See Note 10 and Note 11 for additional information.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

2. Summary of Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to estimates are made prospectively based upon such periodic evaluations. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to revenue recognition, estimates of cost to complete contracts, allowance for credit losses, stock-based compensation, accrued expenses, realization of tax assets and estimates of tax liabilities, useful life of property and equipment and valuation of net assets acquired in business combinations, and the impairment assessment of goodwill and intangible assets.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 on January 1, 2026, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure information about the types of expenses included in commonly presented expense captions, including tabular disaggregation of specified natural expense categories in relevant expense captions. The guidance also requires a qualitative description of amounts not separately disaggregated and disclosure of the total amount of selling expenses (and, in annual reporting periods, the definition of selling expenses). The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which for the Company is the fiscal year ending December 31, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosure.

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

The Company generates revenue under a range of contract types including fixed-price, time and material and cost-plus-fixed-fee contracts. Substantially all revenue is recognized over time as control is transferred to the customer, measured with the input method based on costs incurred compared to estimated total costs at completion. In general, the Company’s contracts contain termination clauses that entitle the Company to payment for work performed to-date for goods that do not have an alternative use. Amounts recoverable in the event of terminations include reasonable profit margins. Control is effectively transferred as the Company performs its contractual obligations.

Remaining Performance Obligations

As of September 30, 2026, the Company elected to change its method of disclosing remaining performance obligations (“RPO”) to provide a more comprehensive view of its total contracted backlog and future revenue visibility. Historically, the Company utilized the practical expedient available under ASC 606-10-50-14, which allowed for the exclusion of contracts with an original expected duration of one year or less. The RPO as of December 31, 2025 would have been $667.6 million under the new disclosure methodology. This change impacted disclosure only and had no effect on the Company’s condensed consolidated balance sheets, statement of operations and comprehensive income, or cash flows.

As of September 30, 2026, the Company had $1.5 billion of RPO. The Company expects to recognize approximately 15% of the remaining performance obligations as revenue in the fourth quarter of 2026, 36% in 2027, and 49% thereafter.

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

The Company estimates profit on these contracts as the difference between total estimated revenue and total estimated costs at completion (“EAC”) and recognizes profit as costs are incurred. Significant judgment is used to estimate total costs at completion. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance and trends, and other economic conditions. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract.

The nature of the Company’s business can give rise to significant contract modifications, which can impact performance obligations and transaction price. A contract modification exists when the parties to a contract agree to a change in the scope and/or price of a contract. Contracts are often modified for changes in contract specifications or requirements. Most of the Company’s contract modifications are for goods that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligation through a cumulative catch-up adjustment in the period they are identified.

Changes in contract estimates, including those arising from contract modifications, may result in the recognition of revenue in the current period for performance obligations satisfied or partially satisfied in prior periods or the reversal of previously recognized revenue. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the condensed consolidated statement of operations and comprehensive income in the period in which it is identified.

Contract Assets and Liabilities

The timing of Company billings is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when products are provided. Billing can occur prior to revenue recognition, resulting in deferred revenue, or subsequent to revenue recognition, resulting in unbilled revenue. “Contract assets” represent revenue recognized in excess of amounts billed. These contract assets are not considered a significant financing component of the Company’s contracts, as the payment terms are intended to protect the customer in the event the Company does not fulfill its obligations under the contract. “Contract liabilities” represent amounts billed in excess of revenue recognized. Contract liabilities are not a significant financing component, as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

The following table summarizes the Company’s contract assets and liabilities:

	September 30,	December 31,
	2026	2025
	(in thousands)
Contract assets	$208,275	$156,298
Contract liabilities	$42,495	$22,814

Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied during the nine months ended September 30, 2026 and 2025 were not material. The following table summarizes the changes in contract assets and contract liabilities for the nine months ended September 30, 2026 and 2025:

	September 30,	September 30,
	2026	2025
	(in thousands)
Contract assets, beginning of period	$156,298	$107,222
Contract assets recorded during the period	189,197	123,804
Reclassified to accounts receivable during the period	(137,220)	(84,046)
Contract assets, end of period	$208,275	$146,980

	September 30,	September 30,
	2026	2025
	(in thousands)
Contract liabilities, beginning of period	$22,814	$29,868
Customer advances received	44,164	16,377
Recognition of unearned revenue	(24,483)	(27,456)
Contract liabilities, end of period	$42,495	$18,789

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenue by end-markets for the three and nine months ended September 30, 2026 and 2025, respectively. Substantially all of the Company’s customers are government or commercial enterprises based in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Hypersonics & Strategic Missile Defense	$51,095	$36,608	$130,200	$101,624
Space & Launch	37,908	40,697	123,834	114,165
Tactical Missiles & Integrated Defense Systems	67,577	44,482	175,849	121,219
Maritime Defense Systems	45,043	—	105,013	—
Total revenue	$201,623	$121,787	$534,896	$337,008

4. Supplemental Financial Statement Data

Inventory

The Company determines the cost basis for inventory using the lower of cost or net realizable value. Cost is determined by using the weighted average method. The following table summarizes the Company’s inventory:

	September 30,	December 31,
	2026	2025
	(in thousands)
Raw materials	$22,870	$7,644
Work in progress	8,975	1,974
Finished goods	815	1,044
Inventory	$32,660	$10,662

Accounts Receivable and Credit Loss Reserves

Accounts receivable are comprised of unsecured amounts due from customers and presented net of any allowance for credit losses. The Company recognizes its estimate of expected losses on accounts receivable within the scope of the current expected credit losses (“CECL”) model. The Company assesses the collectability of its outstanding receivables and estimates the need for an allowance by considering historical losses, the age of the receivable balance, the credit quality of the Company’s customers, current economic conditions, and other factors that may affect the customers’ ability to pay.

The following tables summarize the accounts receivable as of September 30, 2026 and December 31, 2025, and the change in allowance for credit losses for the nine months ended September 30, 2026 and 2025:

	September 30,	December 31,
	2026	2025
	(in thousands)
Accounts receivable, gross	$124,151	$79,599
Allowance for credit losses	(1,538)	(883)
Accounts receivable, net of allowance for credit losses	$122,613	$78,716

	September 30,	September 30,
	2026	2025
	(in thousands)
Allowance for credit losses, beginning balance	$(883)	$(712)
Credit loss expenses	(748)	(233)
Write-offs	93	46
Allowance for credit losses, ending balance	$(1,538)	$(899)

Concentration of Credit Risk

For the nine months ended September 30, 2026, the Company had two customers with greater than 10% of the Company’s revenue and these customers accounted for approximately 30% of accounts receivable as of September 30, 2026. For the nine months ended September 30, 2025, the Company had three customers with greater than 10% of the Company’s revenues. These customers comprised 26.1%, 11.9% and 10.3% of the Company’s total revenues. These three customers accounted for approximately 48% of accounts receivable as of December 31, 2025.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Land and buildings (30-year buildings)	$6,611	$6,611
Machinery and equipment (7-10 year assets)	111,731	85,729
Vehicles (5-year assets)	381	265
Office furniture and equipment (5-7 year assets)	3,624	1,435
Computer systems (3-year assets)	4,389	2,941
Leasehold improvements (shorter of useful life or remaining lease term)	25,099	18,840
Construction in process	47,670	18,972
Total property and equipment	199,505	134,793
Less accumulated depreciation	(51,146)	(39,384)
Property and equipment, net	$148,359	$95,409

Depreciation expense for the three months ended September 30, 2026 and 2025 was $4.4 million and $3.2 million, respectively, of which, $3.6 million and $2.8 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $11.8 million and $9.0 million, respectively, of which, $9.6 million and $8.3 million was recorded in cost of goods sold, respectively, and the remainder in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

5.
Business Combinations

MTI Acquisition

On April 2, 2025 (the “MTI Acquisition Date”), the Company, through its indirect wholly-owned subsidiary Karman Parent LLC (“Karman Parent”), acquired all the issued and outstanding membership interests and other equity interests of MTI Metal Technology Inc. (“MTI”), pursuant to the terms of a Securities Purchase Agreement in exchange for cash consideration (the “MTI Acquisition”). The acquisition of MTI expands the Company’s capabilities in advanced materials and is expected to strengthen its position in the strategic missile defense market through enhanced product offerings and customer relationships.

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

The MTI Acquisition was funded with borrowings under the Company’s Credit Agreement and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $82.3 million. The MTI Acquisition does not have any contingent consideration arrangements.

The Company also incurred $1.4 million of direct acquisition-related expenses, recognized as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025. No acquisition-related expenses were recorded for the three and nine months ended September 30, 2026.

The accounting for the MTI Acquisition was completed during the quarter ended March 31, 2026. The following table sets forth the allocation of the fair value of the assets acquired and liabilities assumed in connection with the MTI Acquisition. No material adjustments were recognized during the measurement period.

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$2,230
Accounts receivable	2,734
Inventory	2,435
Prepaid and other current assets	173
Property, plant and equipment	10,672
Intangible assets	30,700
Right-of-use lease assets	715
Total assets acquired	$49,659

Liabilities Assumed
Accounts payable	374
Accrued payroll and related expenses	10,815
Lease liabilities, current	113
Lease liabilities, non-current	602
Other current liabilities	461
Total liabilities assumed	$12,365

Goodwill	45,019
Fair Value of Consideration	$82,313

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

The fair value of know-how was determined using the relief-from-royalty method, and the fair values of customer relationships and backlog were determined using the multi-period excess earnings method (“MPEEM”). In total, the intangible assets acquired subject to amortization have a weighted average useful life of 11.0 years.

Supplemental pro forma results of operations are not presented because they are not material to the condensed consolidated results of operations.

ISP Acquisition

On May 28, 2025 (the “ISP Acquisition Date”), the Company completed its acquisition of Industrial Solid Propulsion (“ISP”) pursuant to a Securities Purchase Agreement (the “ISP Agreement”), under which the Company purchased all issued and outstanding equity interests in ISP and related real estate of ISP, for approximately $50 million in cash, 147,842 shares of common stock of the Company and a $5.0 million potential earnout (the “Earnout”), subject to satisfaction or waiver of certain customary closing adjustments. The ISP Agreement contains customary representations, warranties and covenants of the parties. The acquisition of ISP expands the Company’s capabilities in small-diameter solid propellant and energetic propulsion systems, strengthening its position in the UAS and missile defense markets through proprietary technologies and integrated manufacturing expertise.

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

The ISP Acquisition was funded with incremental borrowings under the Company’s Credit Agreement and was accounted for using the acquisition method of accounting. The fair value of the total purchase consideration transferred was $58.6 million, of which $49.0 million represents cash consideration, $5.7 million represents the fair value of the equity consideration as of the ISP Acquisition Date and $3.9 million represents the fair value of the Earnout, which was recorded in other current liabilities on the condensed consolidated balance sheets. The earnout liability was estimated using a Monte Carlo simulation under a risk-neutral framework, based on the average present value of the simulated earnout payments. The Earnout provides for a cash payment equal to $5.0 million to the seller of ISP, contingent upon the achievement of a specified Adjusted EBITDA threshold for the twelve months ended December 31, 2025, as defined in the ISP Agreement. As of December 31, 2025, the Company determined that the Adjusted EBITDA target was not achieved and therefore will not be paid. Accordingly, the Earnout no longer had any value, and the related contingent consideration liability was reduced to zero as of December 31, 2025, with the change in fair value recognized as other income on the consolidated statements of operations and comprehensive income.

The Company also incurred $1.2 million of direct acquisition-related expenses, recognized as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025. No acquisition-related expenses were recorded for the three or nine months ended September 30, 2026.

The following table sets forth the acquisition date fair value of the assets acquired and liabilities assumed in connection with the acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$2,791
Accounts receivable	597
Inventory	1,202
Prepaid and other current assets	39
Property, plant and equipment	4,239
Intangible assets	21,400
Deferred tax assets	941
Total assets acquired	$31,209

Liabilities Assumed
Accounts payable	279
Accrued payroll and related expenses	2,122
Contract liabilities	95
Long-term notes payable	1,919
Total liabilities assumed	$4,415

Goodwill	31,843
Fair Value of Consideration	$58,637

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

The fair value of know-how was determined using the relief-from-royalty method, and the fair values of customer relationships and backlog were determined using the MPEEM. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 10.7 years.

Supplemental pro forma results of operations are not presented because they are not material to the condensed consolidated results of operations.

Five Axis Acquisition

On October 28, 2025 (the “Five Axis Acquisition Date”), the Company, through its wholly owned subsidiary, Karman Space & Defense LLC, completed the acquisition of all of the issued and outstanding capital stock of Five Axis Industries, Inc. (“Five Axis”) pursuant to a Securities Purchase Agreement, under which the Company purchased all issued and outstanding equity interests in Five Axis, for approximately $90.7 million in cash and 68,625 shares of common stock (the “Five Axis Acquisition”). Five Axis designs and manufactures specialized nozzle and fuel systems for launch vehicle engines. Its products support the performance and operation of both current and next-generation propulsion systems. The acquisition of Five Axis strengthens the Company’s core competency in the engineering and manufacturing of mission-critical subsystems for the space and launch end market.

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

The Five Axis Acquisition was funded with incremental borrowings under the Company’s Credit Agreement and was accounted for using the acquisition method of accounting. The Five Axis Acquisition does not have any contingent consideration arrangements.

Acquisition-related costs have been expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No acquisition-related expenses were recorded for the three or nine months ended September 30, 2026 or 2025.

The following table sets forth the acquisition date fair value of the assets acquired and liabilities assumed in connection with the Five Axis Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$5,055
Accounts receivable	1,807
Property, plant and equipment	4,466
Intangible assets	48,000
Total assets acquired	$59,328

Liabilities Assumed
Accounts payable	156
Accrued payroll and related expenses	70
Other current liabilities	153
Deferred tax liabilities	12,886
Total liabilities assumed	$13,265

Goodwill	50,505
Fair Value of Consideration	$96,568

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

The fair values of customer relationships and backlog were determined using the MPEEM. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 13.0 years.

Supplemental pro forma results of operations are not presented because they are not material to the condensed consolidated statements of operations and comprehensive income.

Seemann Acquisition

On February 3, 2026 (the “Seemann Acquisition Date”), the Company, through a wholly owned subsidiary, completed the acquisition of all of the issued and outstanding membership interests of Seemann Composites, LLC and Materials Sciences LLC (together, “Seemann”) pursuant to a Securities Purchase Agreement dated December 31, 2025 (the “Seemann Acquisition”), for approximately (i) $215.9 million in cash and (ii) shares of common stock of the Company with an aggregate value equal to $17.0 million, of which $1.7 million was withheld to cover Seemann’s income tax liability. Seemann provides advanced composite systems and materials solutions for maritime defense applications. The Company believes the acquisition of Seemann expands its capabilities in the maritime defense end market and strengthens its portfolio supporting high-priority, funded U.S. Navy programs.

The Seemann Acquisition met the requirements to be accounted for as a business combination under ASC 805. Seemann’s assets and liabilities have been adjusted for preliminary estimates of fair value, and its results of operations have been included in the Company’s condensed consolidated financial statements from the Seemann Acquisition Date. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values at the Seemann Acquisition Date.

The Seemann Acquisition was accounted for using the acquisition method of accounting. The Seemann Acquisition was funded with incremental borrowings under the Company’s Credit Agreement. The total consideration transferred was $232.9 million. The Seemann Acquisition does not have any contingent consideration arrangements.

The Company incurred $4.0 million of direct acquisition-related expenses, of which $2.0 million was recognized in the prior year and the remaining $2.0 million was recognized as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026.

As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the Seemann Acquisition Date). The following table reflects the preliminary acquisition date fair value of the assets acquired and liabilities assumed in connection with the Seemann Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$5,909
Accounts receivable	10,789
Contract assets	5,971
Inventory	1,158
Prepaid and other current assets	1,106
Property, plant and equipment	12,227
Intangible assets	61,000
Right-of-use assets	22,506
Other assets	732
Total assets acquired	$121,398

Liabilities Assumed
Accounts payable	6,169
Accrued payroll and related expenses	1,469
Contract liabilities	3,597
Short term lease liabilities	476
Other current liabilities	506
Non current lease liabilities, net of current portion	21,906
Total liabilities assumed	$34,123

Goodwill	145,635
Fair Value of Consideration	$232,910

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

Below is a summary of the intangible assets acquired in the Seemann Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Trade Names	$2,000	3.0
Know-How	18,000	10.0
Customer Contracts	17,500	8.0
Backlog	23,500	5.1
Total Intangible Assets Acquired	$61,000

The fair values of trade names and know-how were determined using the relief-from-royalty method, and the fair values of the customer contracts and backlog were determined using the MPEEM. All intangible assets are subject to amortization. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 7.3 years.

Revenue attributable to the Seemann Acquisition and included in the Company’s condensed consolidated financial statements was $39.5 million and $102.5 million for the three and nine months ended September 30, 2026, respectively. Supplemental pro forma information is not presented, as it is impracticable to obtain the information due to the lack of availability of historical GAAP financial data.

Walker Acquisition

On August 28, 2026 (the “Walker Acquisition Date”), the Company, through its wholly owned subsidiary, Karman Space & Defense LLC, completed the acquisition of all of the issued share capital of Walker Precision Holdings Limited (“Walker”) pursuant to the Share Purchase Agreement dated July 18, 2026 (the “Walker Acquisition”). Walker is a precision manufacturing and engineering company that produces complex machined components, assemblies, and related engineering solutions primarily for the aerospace and defense sectors. The Company believes the acquisition of Walker expands its capabilities in missile and air defense applications and establishes its international presence in Europe.

The Walker Acquisition met the requirements to be accounted for as a business combination under ASC 805. Walker’s assets and liabilities have been adjusted for preliminary estimates of fair value, and its results of operations have been included in the Company’s consolidated financial statements from the Walker Acquisition Date. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values at the Walker Acquisition Date.

The Walker Acquisition was accounted for using the acquisition method of accounting. The acquisition was funded with incremental borrowings under the Company’s Credit Agreement. The total consideration transferred was $99.0 million and paid in cash.

The Company also incurred $2.4 million of direct acquisition-related expenses, recognized as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the condensed consolidated financial statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to 12 months from the Walker Acquisition Date. The following table sets forth the preliminary acquisition date fair value of the assets acquired and liabilities assumed in connection with the Walker Acquisition:

Total Amount
Assets Acquired	(in thousands)
Cash and cash equivalents	$4,782
Accounts receivable	5,082
Inventory	8,537
Prepaid and other current assets	1,859
Property, plant and equipment	11,913
Intangible assets	37,965
Right-of-use assets	5,962
Total assets acquired	$76,100

Liabilities Assumed
Accounts payable	2,909
Accrued payroll and related expenses	1,688
Contract liabilities	8,127
Current portion of lease liabilities	605
Income taxes payable	205
Other current liabilities	3,075
Lease liabilities, net of current	5,357
Other liabilities	1,241
Deferred tax liabilities	7,530
Total liabilities assumed	$30,737

Goodwill	53,608
Fair Value of Consideration	$98,971

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill, which is not expected to be deductible for tax purposes. Goodwill reflects expected synergies from the combined operations, specialized processes and procedures, and the assembled workforce. The components of goodwill do not qualify as a separately recognized intangible asset. Goodwill is allocated to the Company’s single reporting segment.

Below is a summary of the intangible assets acquired in the Walker Acquisition:

Intangible Asset	Acquisition Date Fair Value (in thousands)	Estimated Life (Years)
Know-How	6,779	10.0
Customer Relationships	27,118	18.0
Backlog	4,068	4.3
Total Intangible Assets Acquired	$37,965

The fair value of know-how was determined using the relief-from-royalty method, and the fair value of customer relationships and backlog were determined using the MPEEM. All intangible assets are subject to amortization. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 15.1 years.

Revenue attributable to the Walker Acquisition and included in the Company’s condensed consolidated financial statements was $4.0 million for each of the three and nine months ended September 30, 2026.

The supplemental pro forma revenue information has been prepared using the historical financial information of Karman and Walker combined, assuming the transaction occurred on January 1, 2025. The supplemental pro forma financial information does not necessarily represent what the combined companies’ revenue would have been had the acquisition of Walker been completed on January 1, 2025, nor is it intended to be a projection of future operating results of the combined company. The pro forma earnings of Walker are not material to the financial statements for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Pro forma revenue	$212,938	$132,758	$568,824	$364,666

6.
Goodwill and Intangible Assets

The table below summarizes the changes in the Company’s goodwill balances:

Total Goodwill
(in thousands)
Balance at January 1, 2025	$225,146
Acquisitions	127,367
Impairments	—
Balance at December 31, 2025	352,513
Acquisitions	199,243
Impairments	—
Foreign Currency Translation	(1,118)
Balance at September 30, 2026	$550,638

The table below summarizes the carrying amounts of the Company’s identifiable intangible assets as of September 30, 2026 and December 31, 2025, respectively:

		As of September 30, 2026			As of December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Trade Names (3.0 years)	3.0	$2,000	$(444)	$1,556	$—	$—	$—
Patents (9 years)	9.0	2,722	(1,303)	1,419	2,722	(1,076)	1,646
Know-How (7.0 - 15.0 years)	10.2	40,324	(4,359)	35,965	15,686	(1,841)	13,845
Customer Backlogs (0.8 - 7.5 years)	3.2	75,233	(49,582)	25,651	47,750	(39,782)	7,968
Customer Relationships (10.0 - 19.0 years)	16.6	359,852	(86,466)	273,386	333,300	(70,871)	262,429
Customer Contracts (8.0 years)	8.0	17,500	(1,458)	16,042	—	—	—
Total Intangible Assets		$497,631	$(143,612)	$354,019	$399,458	$(113,570)	$285,888

Amortization expense was $9.9 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively, which was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Amortization expense was $30.0 million and $15.9 million for the nine months ended September 30, 2026 and 2025, respectively, which was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

7.
Debt

The Company’s debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(in thousands)
Term loan	$861,803	$502,800
Notes payable	4,420	3,967
Total debt	866,223	506,767
Less: unamortized debt issuance costs	(7,416)	(7,619)
Less: current portion	(7,312)	(3,836)
Long-term debt, net of current portion	851,495	495,312

On April 1, 2025, the Company entered into a Credit Agreement, by and among the Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (the “Original Credit Agreement”). The Original Credit Agreement provided for (i) a revolving credit facility in an aggregate principal amount of $50 million (the “Revolving Credit Facility”) and (ii) a term loan facility in an aggregate principal amount of $300 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facility”). The maturity date of the Revolving Credit Facility is April 1, 2030, and the maturity date of the Term Loan Facility is April 1, 2032. The obligations under the Original Credit Agreement are secured by a lien on substantially all of the assets of the Company and certain of its direct and indirect subsidiaries. Loans under the Senior Credit Facility may be denominated only in U.S. dollars.

On May 27, 2025, the Company entered into that certain First Amendment to Credit Agreement (the “First Amendment”), which amends the Original Credit Agreement. The First Amendment provided for an incremental term loan in an aggregate principal amount of $75 million, thereby increasing the aggregate principal amount of the Term Loan Facility.

On October 24, 2025, the Company entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”), which amends the Original Credit Agreement. The Second Amendment provided for an incremental term loan in an aggregate principal amount of $130 million, thereby increasing the aggregate principal amount of the Term Loan Facility.

On February 2, 2026, the Company entered into that certain Third Amendment to Credit Agreement (the “Third Amendment”), which amends the Original Credit Agreement. Under the Third Amendment, the Company (i) refinanced the Term Loan Facility in an aggregate principal amount of $502.8 million to reduce the interest rate applicable thereto by 75 basis points to SOFR plus 2.75% and (ii) reduced the interest rate applicable to the Revolving Credit Facility by 75 basis points for each level of its leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.50%. In addition, following the refinancing of the Term Loan Facility, the Company increased the principal amount of the Term Loan Facility by $265.0 million, for an aggregate principal amount of $767.8 million.

On March 9, 2026, the Company entered into that certain Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amends the Original Credit Agreement. Under the Fourth Amendment, the Company (i) increased the Revolving Credit Facility commitments by $100 million to an aggregate principal amount of $150 million and (ii) removed the cap on Revolving Credit Facility commitments, which was previously $50 million.

On August 3, 2026, the Company entered into that certain Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amends the Original Credit Agreement. Under the Fifth Amendment, the Company (i) refinanced the Term Loan Facility in an aggregate principal amount of $764 million to reduce the interest rate applicable thereto by 50 basis points to SOFR plus 2.25% and (ii) reduced the interest rate applicable to the Revolving Credit Facility by 50 basis points for each level of its leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.00%.

On August 26, 2026, the Company entered into that certain Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amends the Original Credit Agreement (as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment, the “Credit Agreement”). Under the Sixth Amendment, the Company increased the principal amount of the Term Loan Facility by $100 million, for an aggregate principal amount of $864 million.

The amendments to the Credit Agreement are accounted for as debt modifications. During the three and nine months ended September 30, 2026, the Company incurred debt issuance costs of $1.4 million and $4.0 million, respectively, in connection with the amendments. For the three and nine months ended September 30, 2025, the Company recorded debt issuance costs of $0 and $6.5 million, respectively. The Company recorded a loss on debt extinguishments of $2.6 million, which is recorded in interest expense, net within the condensed consolidated statements of operations and comprehensive income, during the three and nine months ended September 30, 2026. No loss on debt extinguishments was recorded for the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026, the Company recorded a $3.3 million out-of-period adjustment to correct the prior capitalization of debt issuance costs that should have been expensed in connection with the Third Amendment during the three months ended March 31, 2026. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to the current or any previously issued interim condensed consolidated financial statements.

The Credit Agreement requires the Company to comply with a springing financial covenant that is tested on the last day of any fiscal quarter, if and when the outstanding principal amount drawn under the Revolving Credit Facility exceeds an applicable threshold. If the financial covenant is then in effect, the Company is required to maintain a Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) of less than or equal to 6.50 to 1.00. As there was no outstanding balance on the Revolving Credit Facility as of September 30, 2026, the springing financial covenant did not apply.

Interest rates were 6.06% and 7.50% as of September 30, 2026 and December 31, 2025. No accrued interest was recorded under the Senior Credit Facility as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, the outstanding principal amount under the Term Loan Facility was $861.8 million. The Company did not draw from the Revolving Credit Facility during the nine months ended September 30, 2026, and there was no outstanding balance on the Revolving Credit Facility as of September 30, 2026.

8.
Lease Obligations

The Company has certain property leases for facilities of the Company’s subsidiaries. Total lease payments amounted to $4.0 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively. Total lease payments amounted to $11.2 million and $9.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Consolidated Lease Summary

On a consolidated basis, lease activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease expense
Amortization of ROU assets	$2,145	$1,708	$5,888	$5,132
Interest on lease liabilities	2,023	1,642	5,754	5,005
Operating lease expense	1,012	557	2,524	1,622
Total	$5,180	$3,907	$14,166	$11,759

Amortization of right-of-use (“ROU”) assets is included in the depreciation and amortization expense line of the accompanying condensed consolidated statements of operations and comprehensive income.

On a consolidated basis, supplemental cash flow information for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands, except percentages and years)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5,444	$5,011
Financing cash flows from finance leases	$3,359	$2,892
Operating cash flows from operating leases	$2,391	$1,660
ROU assets obtained in exchange for new finance lease liabilities	$52,457	$—
ROU assets obtained in exchange for new operating lease liabilities	$14,378	$1,342
Weighted-average remaining lease term in years for finance leases	15.82	13.31
Weighted-average remaining lease term in years for operating leases	10.07	5.52
Weighted-average discount rate for finance leases	7.07%	8.35%
Weighted-average discount rate for operating leases	7.15%	9.57%

9.
Retirement Plans

Employee Benefit Plan

The Company maintains a 401(k) plan for all employees who have completed three months of service and have reached age 18. Qualified employees may contribute up to 90% of their pre-tax annual compensation to this plan, not to exceed the dollar limit set by law. The Company may make discretionary matching contributions and discretionary non-elective contributions to this plan. For the three months ended September 30, 2026 and 2025, there were contributions of $1.3 million and $1.0 million made to the plan, respectively. For the nine months ended September 30, 2026 and 2025, there were contributions of $4.1 million and $2.8 million made to the plan, respectively. Retirement plan contribution expense is included within either cost of goods sold or general and administrative expenses on the condensed consolidated statements of operations and comprehensive income, depending on the nature of the employee’s work.

10.
Stockholders’ Equity and Membership Units

Prior to the IPO, the Company issued membership units in conjunction with purchases of subsidiaries and to reflect further investment in the Company’s operations. The Company issued Class A, Class B and Class C units with substantially identical rights, privileges and liquidation preferences. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of TCFIII Spaceco Holdings LLC, such membership units entitled unitholders to share in the proceeds from capital transactions, including a sale of the Company, and granted them voting rights on matters requiring the consent of the members. In connection with the IPO in February 2025, all of the outstanding membership units were converted on a 0.68-for-1 basis into 112,566,039 shares of common stock of the Company.

On July 25, 2025, the Company consummated the underwritten public offering of 21,000,000 shares of its common stock by certain selling stockholders at a public offering price of $49.00 per share, less underwriting discounts and commissions, pursuant to the Company’s registration statement on Form S-1 (File No. 333-288809) (the “2025 Secondary Offering”). The underwriters in the 2025 Secondary Offering were granted a 30-day option to purchase up to an additional 3,150,000 shares of common stock from certain selling stockholders, which was fully exercised on July 24, 2025. No shares were sold by the Company in the 2025 Secondary Offering, and the Company did not receive any proceeds from the sale of common stock by the selling stockholders.

On June 1, 2026, the Company consummated the underwritten public offering of 14,000,000 shares of its common stock by certain selling stockholders at a public offering price of $61.00 per share, less underwriting discounts and commissions, pursuant to the Company’s registration statement on Form S-3 (File No. 333-296304) (the “2026 Secondary Offering”). No shares were sold by the Company in the 2026 Secondary Offering, and the Company did not receive any proceeds from the sale of common stock by the selling stockholders.

11.
Stock-Based Compensation

2025 Stock Incentive Plan

The 2025 Stock Incentive Plan (the “2025 Plan”) was adopted by the Board of Directors on February 12, 2025 and approved by the Company’s stockholders on February 12, 2025. The 2025 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance-based awards, other stock-based awards, or any combination thereof. Employees, directors or consultants of the Company or any of its subsidiaries or affiliates are eligible to receive an award under the 2025 Plan, to the extent that an offer of such award is permitted by applicable law, stock market or exchange rules, and regulations or accounting or tax rules and regulations. Each award will be set forth in a separate grant notice or agreement and will indicate the type and terms and conditions of the award.

The following tables present the Company’s stock-based compensation and related expense for equity-settled awards by type (i.e., restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”)) and by financial statement line, as well as the related tax benefit included in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
RSUs and PSUs	1,907	—	3,351	—
P Units and Phantom Units	—	—	—	8,084
Total	$1,907	$—	$3,351	$8,084

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative expense	$1,907	$—	$3,351	$8,084
Tax benefit	(246)	—	(415)	—
Total	$1,661	$—	$2,936	$8,084

Compensation expense related to RSUs and PSUs will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation expense and weighted average service period of all unvested outstanding awards as of September 30, 2026:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in thousands)	(years)
RSUs and PSUs(1)	19,240	2.30
Total unamortized compensation expense	$19,240

(1) Weighted average service period assumes the performance metrics are met for the PSUs.

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value as of September 30, 2026
	(in thousands)		(in thousands)
RSUs and PSUs outstanding at January 1, 2026	—	$—
Granted	339	65.2
Vested	(9)	65.3
Forfeited	(35)	65.4
RSUs and PSUs outstanding at September 30, 2026	295	$65.2	$9,571

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

P Units and Phantom Units

The Company historically, through Spaceco Management Equity LLC (the “Management Company”) under the Spaceco Management Equity LLC Equity Incentive Plan (the “Equity Incentive Plan”) and the Transaction Bonuses plan (the “Phantom Plan”), granted P Units and Phantom Units to certain employees of the Company and its subsidiaries in exchange for their services to the Company. These Units were fully vested in connection with the completion of the Company’s IPO in February 2025. During the nine months ended September 30, 2025, $8.1 million in stock-based compensation was recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income related to the P Units and Phantom Units.

12.
Net Income Per Share

Net income per share was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net income	$20,908	$7,644	$42,734	$9,653
Denominator:
Weighted average shares outstanding:
Basic	132,534	132,322	132,513	132,322
RSUs and PSUs	1	—	15	—
Basic and diluted	132,535	132,322	132,528	132,322
Net Income per share:
Basic	$0.16	$0.06	$0.32	$0.07
Diluted	$0.16	$0.06	$0.32	$0.07
Anti-dilutive potential common shares excluded	266	—	3	—

13.
Segment Reporting

ASC Subtopic 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available. This information is regularly evaluated by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s

Chief Executive Officer (“CEO”) serves as the CODM and reviews financial information on a single-segment basis to make operational decisions and assess financial performance.

On March 23, 2026, the Company appointed a new CEO, who serves as the CODM. The CODM continues to evaluate the Company’s performance on a single-segment basis, using consolidated net income. Segment assets continued to be measured as total consolidated assets, as reported on the condensed consolidated balance sheet.

The following table summarizes the Company’s revenue, net income and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$201,623	$121,787	$534,896	$337,008
Expenses and other items:
Cost of goods sold	(115,462)	(71,847)	(306,636)	(200,596)
General and administrative expenses	(41,515)	(19,996)	(101,491)	(62,714)
Depreciation and amortization not included in cost of goods sold	(12,893)	(8,132)	(38,735)	(21,819)
Other income (expense)	(453)	51	(907)	351
Interest expense, net	(17,995)	(10,002)	(45,925)	(33,268)
Income tax (expense) benefit	7,603	(4,217)	1,532	(9,309)
Net income	$20,908	$7,644	$42,734	$9,653

General and administrative expenses include employee compensation and benefits of $15.5 million and $9.0 million for the three months ended September 30, 2026 and 2025, respectively, and $41.9 million and $23.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Capital expenditures, which include purchases of property, plant, and equipment, are assessed and managed at the enterprise level. Refer to “Cash flows from investing activities” in the condensed consolidated statement of cash flows for the amount of cash paid for capital expenditures.

14.
Income Tax Expense (Benefit)

The following table summarizes the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Income before provision for income taxes	$13,305	$11,861	$41,202	$18,962
Income tax expense (benefit)	(7,603)	4,217	(1,532)	9,309
Effective tax rate	(57.1)%	35.6%	(3.7)%	49.1%

The Company calculates its interim tax provision using its best estimate of the annual effective tax rate. During the three months ended September 30, 2026, the Company completed two years of a multi-year study of its U.S. federal research and development (“R&D”) tax credits, identifying additional qualifying R&D expenditures that resulted in a $7.8 million net income tax benefit attributed to prior years, net of associated uncertain tax position reserve. Additionally, based on the same study, the Company revised its current year estimate of R&D tax credits by an additional $7.4 million, net of unrecognized tax benefits, to update its best estimate of the annual effective tax rate for the year ending December 31, 2026. As a result, the Company’s effective income tax rate is (57.1)% and (3.7)% for the three and nine months ended September 30, 2026, respectively.

The Company is currently in the process of completing U.S. federal and state R&D tax credit studies for 2023 and 2024 tax years, as well as completing its 2025 state R&D study, which is expected to be completed in the fourth quarter of 2026. While timing of completion is uncertain, the Company expects the resulting income tax benefits recognized to be material to its financial statements. The Company expects to record these income tax benefits within the next twelve months as the studies are completed.

For the nine months ended September 30, 2026, in addition to the aforementioned benefit related to incremental R&D credits, the effective tax rate included a benefit related to the revaluation of the Company’s state deferred tax liabilities arising from the changes in the combined state tax rate following the Seemann Acquisition.

As a result of the Walker Acquisition, the Company is subject to U.S. federal income tax on certain earnings of its foreign subsidiaries that are treated as controlled foreign corporations (“CFCs”) under the Global Intangible Low-Taxed Income (GILTI) regime, which was amended and renamed as Net CFC Tested Income (NCTI) under the One Big Beautiful Bill Act (Public Law 119-21), enacted July 4, 2025. The Company has elected to treat the tax effects of NCTI as a period cost in accordance with ASC 740, Income Taxes, and accordingly, recognizes any related tax expense in the period in which the tax arises, and no deferred tax assets or liabilities will be recognized for temporary differences that are expected to affect future NCTI calculations. No NCTI expense was recorded in the three and nine months ended September 30, 2026.

Additionally, the Company has not recognized a deferred tax liability on the excess of book over tax basis in its investment in the foreign subsidiaries acquired in the Walker Acquisition, as the Company intends to reinvest those earnings indefinitely outside the United States. It is not practicable to determine the unrecognized deferred tax liability related to this difference.

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

The Company is subject from time to time to various claims and legal proceedings incident to its business. The Company accrues a liability for legal contingencies when it is both probable that a liability has been incurred and the amount of loss is reasonably estimable. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For certain matters, the liability is not probable, or the amount cannot be reasonably estimated, and therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of a material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. As of September 30, 2026 and December 31, 2025, the Company has no material reserves for legal contingencies and does not believe that the resolution of any known legal matters will have a material adverse effect on the Company’s financial position, cash flows or results of operations; however, it is possible that unexpected further developments on these or similar matters could result in a charge that might be material to the Company’s financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited interim condensed consolidated financial statements, including the related notes thereto, contained within Item 1 of this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Prior to February 12, 2025, the Company was a Delaware limited liability company named TCFIII Spaceco Holdings LLC. On February 12, 2025, the Company converted into a Delaware corporation and changed its name to Karman Holdings Inc. (the “Corporate Conversion”). For purposes of this section, references to the “Company,” “Karman,” “we,” “us,” and “our” refer to TCFIII Spaceco Holdings LLC and its consolidated subsidiaries prior to the Corporate Conversion and to Karman Holdings Inc. and its consolidated subsidiaries for all periods following the Corporate Conversion.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts, including those that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

The forward-looking statements are based on management’s current expectations and are not guarantees of future performance. Our expectations and beliefs are expressed in management’s good faith, and we believe there is a reasonable basis for them; however, the forward-looking statements are subject to various known and unknown risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:

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
•
servicing our indebtedness requires a significant amount of cash, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, prospects and financial condition;
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
•
our ability to remediate the identified material weaknesses in our internal control over financial reporting; and
•
the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, supplemented or superseded in our other reports filed with the Securities and Exchange Commission (“SEC”), including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

Our Company

We specialize in the rapid design, development and production of mission-critical, next-generation systems solutions that align with the U.S. Department of War’s core mission priorities and the nation’s accelerating demand for access to space. We deliver payload protection, propulsion and launch, and hydro/aerodynamic interstage systems to more than 150 prime contractors and programs. We estimate that no single program accounted for more than 11% of sales in the three and nine months ended September 30, 2026 or in the three and nine months ended September 30, 2025.

Components of Operations

Revenue

We generate our revenue primarily from the design, development and deployment of systems and subsystems (Propulsion Systems, Aerodynamic Interstage Systems, and Payload Protection and Deployment Systems) across four end markets (Hypersonics and Strategic Missile Defense, Tactical Missiles and Integrated Defense Systems, Space and Launch and Maritime Defense Systems). We do not believe our revenue is subject to significant seasonal variations.

Cost of Goods Sold

Cost of goods sold consists of direct costs and allocated indirect costs. Direct costs include labor, materials, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits and depreciation.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses include salaries, fringe benefits (such as health insurance, retirement plans, vacation and sick days), and other expenses related to selling, marketing and proposal activities, certain administrative costs, operational overhead expenses, stock-based compensation expenses and amortization of acquired intangible assets. Some G&A expenses relate to marketing and business development activities that support both ongoing business areas, as well as new and emerging market areas. These activities can be directly associated with developing requirements for applications of capabilities created in our business development activities, as well as managing human capital. G&A expenses are an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth, for the periods presented, certain operating data of the Company, including presentation of the changes in amounts between reporting periods:

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percentages)
Revenue	$201,623	$121,787	$79,836	65.6%
Cost of goods sold	115,462	71,847	43,615	60.7%
Gross profit	86,161	49,940	36,221	72.5%
General and administrative expenses	41,515	19,996	21,519	107.6%
Depreciation and amortization expense	12,893	8,132	4,761	58.5%
Total operating expenses	54,408	28,128	26,280	93.4%
Net operating income	31,753	21,812	9,941	45.6%
Interest expense, net	(17,995)	(10,002)	(7,993)	79.9%
Other income (expense)	(453)	51	(504)	—%
Income tax expense (benefit)	(7,603)	4,217	(11,820)	—%
Net income	20,908	7,644	13,264	173.5%
Other comprehensive loss	(2,147)	—	(2,147)
Comprehensive income	$18,761	$7,644	$11,117	145.4%
Net income margin	10.4%	6.3%
Operating margin	15.7%	17.9%		(2.2%)
Gross profit margin	42.7%	41.0%		1.7%

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percentages)
Revenue	$534,896	$337,008	$197,888	58.7%
Cost of goods sold	306,636	200,596	106,040	52.9%
Gross profit	228,260	136,412	91,848	67.3%
General and administrative expenses	101,491	62,714	38,777	61.8%
Depreciation and amortization expense	38,735	21,819	16,916	77.5%
Total operating expenses	140,226	84,533	55,693	65.9%
Net operating income	88,034	51,879	36,155	69.7%
Interest expense, net	(45,925)	(33,268)	(12,657)	38.0%
Other income (expense)	(907)	351	(1,258)	—%
Income tax expense (benefit)	(1,532)	9,309	(10,841)	—%
Net income	42,734	9,653	33,081	342.7%
Other comprehensive loss	(2,147)	—	(2,147)
Comprehensive income	$40,587	$9,653	$30,934	320.5%
Net income margin	8.0%	2.9%
Operating margin	16.5%	15.4%		1.1%
Gross profit margin	42.7%	40.5%		2.2%

Revenue

Revenue for the three months ended September 30, 2026 increased $79.8 million, or 65.6%, to $201.6 million, as compared to $121.8 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 increased $197.9 million, or 58.7%, to $534.9 million, as compared to $337.0 million for the nine months ended September 30, 2025.

The results of operations include the following disaggregation of revenue by end market. The increase in revenue for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year was described as follows:

	Three Months Ended September 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percentages)
Hypersonics and Strategic Missile Defense	$51,095	$36,608	$14,487	39.6%
Space and Launch	37,908	40,697	(2,789)	(6.9%)
Tactical Missiles and Integrated Defense Systems	67,577	44,482	23,095	51.9%
Maritime Defense Systems(1)	45,043	—	45,043	*
Total Revenue	$201,623	$121,787	$79,836	65.6%

	Nine Months Ended September 30,		Change
	2026	2025	Dollar	Percent
	(in thousands, except percentages)
Hypersonics and Strategic Missile Defense	$130,200	$101,624	$28,576	28.1%
Space and Launch	123,834	114,165	9,669	8.5%
Tactical Missiles and Integrated Defense Systems	175,849	121,219	54,630	45.1%
Maritime Defense Systems(1)	105,013	—	105,013	*
Total Revenue	$534,896	$337,008	$197,888	58.7%

(1) Revenue in Maritime Defense Systems for the three and nine months ended September 30, 2025 was previously included within other end markets.

* Not a meaningful figure.

Growth in Hypersonics and Strategic Missile Defense revenue for the three and nine months ended September 30, 2026 from the comparable periods in the prior year was primarily driven by an increase in the production of key interceptor programs associated with Munitions Advisory Council priorities, and increased production for a new surface-to-surface missile system.

A decline in Space and Launch revenue for the three months ended September 30, 2026 from the comparable period in the prior year was primarily driven by customer order timing associated with shifting launch schedules, partially offset by increased content from liquid-fueled space and launch programs. Growth in Space and Launch revenue for the nine months ended September 30, 2026 from the comparable period in the prior year was primarily driven by the timing of orders from emerging space launch and legacy providers associated with shifting launch schedules.

Growth in Tactical Missiles and Integrated Defense Systems for the three and nine months ended September 30, 2026 from the comparable periods in the prior year, was primarily driven by an increase in core production programs, including unmanned aircraft systems and counter-UAS, and emerging programs transitioning to production, partially offset by a quarterly decline in a high-volume program.

Maritime Defense Systems revenue for the three and nine months ended September 30, 2026 was primarily driven by legacy and next generation submarine and surface vessel programs.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $43.6 million, or 60.7%, and $106.0 million, or 52.9%, for the three and nine months ended September 30, 2026, respectively, from the comparable periods in the prior year. The increase was primarily driven by increased spending on materials and labor to support revenue growth and increased shipments.

Gross profit increased by $36.2 million, or 72.5%, and $91.8 million, or 67.3%, for the three and nine months ended September 30, 2026, from the comparable periods in the prior year. Gross profit margin increased by 1.7% and 2.2% for the three and nine months ended September 30, 2026 and 2025 from the comparable periods in the prior year. The increase was primarily driven by operating leverage and improved operating efficiency.

Operating Expenses

General and Administrative Expenses

General and administrative expenses increased by $21.5 million, or 107.6% for the three months ended September 30, 2026 from the comparable period in the prior year, which was primarily driven by higher employee compensation of approximately $6.5 million due to acquisitions and workforce expansion, as well as higher operating costs incurred to support the continued growth of our business.

General and administrative expenses increased by $38.8 million, or 61.8%, for the nine months ended September 30, 2026 from the comparable period in the prior year. The increase was primarily driven by an increase in payroll of approximately $18.5 million and increased professional fees related to transaction expenses and integration efforts. The increase was partially offset by the decrease of approximately $8.1 million in stock-based compensation expenses resulting from P Units and Phantom Units that fully vested in connection with the completion of the Company’s IPO in February 2025.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.8 million, or 58.5%, and $16.9 million, or 77.5%, for the three and nine months ended September 30, 2026, respectively, as compared to the comparable periods in the prior year. The increase was primarily due to the amortization of intangible assets acquired in the acquisition of Seemann Composites, LLC and Materials Sciences LLC (the “Seemann Acquisition”), which was completed in the first quarter of 2026, and incremental depreciation and amortization on intangible assets and fixed assets acquired in the second quarter of 2025.

Interest Expense, Net

Interest expense, net increased by $8.0 million, or 79.9%, and $12.7 million, or 38.0%, for the three and nine months ended September 30, 2026 from the comparable periods in the prior year, which was primarily driven by increased indebtedness under our term loans, and partially offset by lower interest rates. For additional information, see Note 7, Debt, in the Notes to the condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) for each of the three and nine months ended September 30, 2026 and 2025 was immaterial.

Income Tax Expense (Benefit)

Income tax benefit was ($7.6) million and income tax expense was $4.2 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was (57.1)% and 35.6% for the three months ended September 30, 2026 and 2025, respectively. The current period income tax benefit resulted in a negative effective tax rate, which was primarily driven by the U.S. federal R&D tax credits, net of unrecognized tax benefits.

Income tax benefit was ($1.5) million and income tax expense was $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was (3.7)% and 49.1% for the nine months ended September 30, 2026 and 2025, respectively. The current year negative effective tax rate was primarily attributable to the R&D tax credit as discussed above, as well as a tax benefit related to the revaluation of our state deferred tax liabilities arising from the changes in the combined state tax rate following the Seemann Acquisition.

The high effective tax rate in the prior-year periods was attributable to discrete items, including the change in entity classification, non-deductible executive compensation, and interest and penalties related to prior-year tax returns and uncertain tax positions. For additional information regarding income tax expenses, see Note 14, Income Tax Expense (Benefit), in the Notes to the Condensed Consolidated Financial Statements.

Key Financial and Non-GAAP Operating Measures

We measure our business using both key financial and operating data, including key performance indicators (“KPIs”) and financial measures that are not calculated or presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We use the following metrics to manage our business, monitor results of operations and ensure proper allocation of capital: (i) Revenue, (ii) Backlog, (iii) EBITDA, (iv) Adjusted EBITDA, (v) Adjusted EBITDA Margin and (vi) Free Cash Flow. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased stockholder value. These are the metrics we use to measure our results and evaluate our business and related contract performance.

Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$201,623	$121,787	$534,896	$337,008
Backlog(1)	$1,669,693	$758,188	$1,669,693	$758,188
Net income	$20,908	$7,644	$42,734	$9,653
EBITDA(2)	$47,809	$32,833	$135,444	$82,376
Adjusted EBITDA(2)	$60,509	$37,725	$159,875	$103,325
Net income margin	10.4%	6.3%	8.0%	2.9%
Adjusted EBITDA Margin(2)	30.0%	31.0%	29.9%	30.7%
Free Cash Flow	$13,367	$(6,840)	$(11,473)	$(46,464)

(1) Represents the total value or current estimated value of existing contracts, less amounts previously invoiced. Contract types include, but are not limited to, purchase orders, long-term agreements and contractual authorizations to proceed. Backlog was previously referred to as funded backlog. No changes were made to the historical dollar amounts presented in the table above.

(2) Throughout the discussion of our results of operations, we use non-GAAP financial measures including EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are included below.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are not measures calculated in accordance with GAAP, and they should not be considered an alternative to any financial measures that are calculated under GAAP.

We believe the non-GAAP financial measures will help investors understand our financial condition and operating results and assess our future prospects. We believe these non-GAAP financial measures, each of which is discussed in greater detail below, are important supplemental measures because they exclude unusual or non-recurring items as well as non-cash items that are unrelated to or may not be indicative of our underlying business performance. Further, when read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a tool to help make financial, operational and planning decisions. We may use non-GAAP financial measures in certain management compensation plans, debt covenants, internal budgetary decision-making, and other resource allocation decisions. These measures are often used by analysts and other interested parties to evaluate companies in our industry by providing more comparable measures that are less affected by factors such as capital structure.

We recognize that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not, and readers should not, consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business.

We define these non-GAAP financial measures as follows:

EBITDA refers to net income before income taxes, depreciation and amortization and interest expense.

Adjusted EBITDA refers to EBITDA plus, as applicable for each period, adjustments for certain items management believes are not indicative of the underlying business performance. Adjusted EBITDA excludes non-cash stock-based compensation expenses. Additionally, Adjusted EBITDA excludes certain nonrecurring costs that management excludes in contemplation of budget decisions and are not costs of operating the business, such as entity-wide rebranding initiatives or acquisition integration costs, and lender and administrative agent fees associated with discrete amendments. Lastly, Adjusted EBITDA excludes other non-recurring costs including gains or losses from disposition of assets, non-cash impairment losses, non-recurring transaction expenses and other charges or gains that the Company believes are not part of the ongoing operations of its business. The resulting expense or benefit from these other non-recurring costs is inconsistent in amount and frequency.

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are driven by changes in volume, performance, contract mix and general and administrative expenses and investment levels. Performance, as used in this definition, refers to changes in profitability and is primarily based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract, or both.

Adjusted EPS represents GAAP net income per fully diluted share, excluding transaction-related expenses, integration expenses and non-recurring restructuring costs, lender and administrative agent fees, stock-based compensation and other charges or gains that we believe are not part of the ongoing operations of our business, as they are not representative of our business performance.

Free Cash Flow represents net cash provided by (used in) operating activities in the period less payments for property and equipment made in the period.

The reconciliation of GAAP to non-GAAP financial measures is provided below.

Reconciliation of GAAP to Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
	(in thousands, except percentages)
Net income	$20,908	$7,644	$42,734	$9,653
Income tax expense (benefit)	(7,603)	4,217	(1,532)	9,309
Depreciation and amortization(1)	16,509	10,970	48,317	30,146
Interest expense, net	17,995	10,002	45,925	33,268
EBITDA	47,809	32,833	135,444	82,376
Transaction related expenses(2)	3,898	3,533	7,553	9,399
Integration expenses and non-recurring restructuring costs(3)	2,280	559	5,630	1,200
Lender and administrative agent fees(4)	3,859	—	4,639	1,466
Stock-based compensation(5)	1,907	—	3,351	8,084
Other adjustments(6)	756	800	3,258	800
Adjusted EBITDA	60,509	37,725	159,875	103,325
Revenue	$201,623	$121,787	$534,896	$337,008
Net income margin	10.4%	6.3%	8.0%	2.9%
Adjusted EBITDA Margin	30.0%	31.0%	29.9%	30.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2026	2025	2026	2025
GAAP net income per share	$0.16	$0.06	$0.32	$0.07
Transaction-related expenses(2)	0.03	0.03	0.05	0.07
Integration expenses and non-recurring restructuring costs(3)	0.01	—	0.04	0.01
Lender and administrative agent fees(4)	0.03	—	0.04	0.01
Stock-based compensation(5)	0.01	—	0.02	0.06
Other adjustments(7)	(0.05)	0.01	(0.03)	0.03
Adjusted EPS(8)	$0.19	$0.10	$0.44	$0.25

(1) Includes depreciation of property, plant and equipment, amortization of intangible assets and right-of-use assets. Depreciation expense includes allocated depreciation from cost of goods sold of $3.6 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively, and $9.6 million and $8.3 million for the nine months ended September 30, 2026 and 2025, respectively.

(2) Represents legal and due diligence fees incurred in connection with planned and completed acquisitions, which are required to be expensed as incurred. For the three months ended September 30, 2026, the expenses were primarily related to the acquisition of Walker Precision Holdings Limited (“Walker”). For the nine months ended September 30, 2026, these expenses were primarily related to the acquisitions of Walker, Seemann Composites, LLC and Materials Sciences LLC. For the three and nine months ended September 30, 2025, these expenses related to our underwritten secondary offering in July 2025 and the acquisitions of MTI Metal Technology Inc. and Industrial Solid Propulsion. Additionally, we incurred certain professional service fees related to our IPO that did not meet the requirements to be deferred issuance costs. We believe these expenses are not indicative of our underlying business performance.

(3) Includes company-wide system implementation expenses, company re-branding costs and compliance efforts. This category also includes post-acquisition integration costs, and employee expenses related to acquisitions or restructuring activities.

(4) Reflects lender fees associated with discrete amendments to our credit agreement, separate from ongoing administrative fees. These costs are infrequent, and we believe these costs are not indicative of our underlying business performance.

(5) Reflects stock-based compensation expenses. For the three and nine months ended September 30, 2026, these expenses related to our RSUs and PSUs. For the nine months ended September 30, 2025, these expenses related to our P Units and Phantom Units. These units were fully vested in connection with the completion of our IPO in February 2025.

(6) Represents items we believe are not indicative of our underlying business performance, including estimated legal settlements and related professional fees. Such costs are inconsistent in both amount and frequency.

(7) Other adjustments for the three months ended September 30, 2026 include a U.S. federal research and development tax credit benefit and a $2.9 million write-off of unamortized debt issuance costs related to our term loan modification. Other non-recurring costs for the three months ended September 30, 2025 include estimated legal settlements and related professional fees and a write-off of a tax refund that are non-recurring and do not reflect ongoing business operations. Other adjustments for the nine months ended September 30, 2025 also included a $2.5 million write-off of unamortized debt issuance costs related to the extinguishments of debt. We believe that these adjustments are not indicative of our underlying business performance.

(8) Total may not sum due to rounding.

Although we use EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS as measures to assess the performance of our business and for the other purposes set forth above, the use of non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in EBITDA, Adjusted EBITDA or Adjusted EBITDA Margin;
•
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS exclude the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions;
•
the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin; and
•
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin do not include the payment of taxes, which is a necessary element of our operations.

Because of these limitations, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin or Adjusted EPS in isolation and specifically by using other GAAP measures, such as net sales and operating profit, to measure our operating performance. EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EPS are not measurements of financial performance under GAAP, and they should not be considered as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Our calculations of EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted EPS may not be comparable to the calculations of similarly titled measures reported by other companies.

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to Free Cash Flow, a non-GAAP measure. The effect of exchange rate changes on cash and cash equivalents was immaterial.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(unaudited, in thousands)
Net cash provided by (used in) operating activities	$26,728	$131	$23,753	$(30,824)
Less: Purchases of property and equipment	(13,361)	(6,971)	(35,226)	(15,640)
Free Cash Flow	$13,367	$(6,840)	$(11,473)	$(46,464)

Free Cash Flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes, however, that Free Cash Flow is an important financial measure for use in evaluating the Company’s financial performance, as it measures our ability to generate additional cash from our business operations. Free Cash Flow should be considered in addition to, rather than as a substitute for, net income as a measure of our performance or net cash provided by (used in) operating activities as a measure of our liquidity. Additionally, our definition of Free Cash Flow is limited and does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other obligations or payments made for business acquisitions. Therefore, we believe it is important to view Free Cash Flow as supplemental to our entire statement of cash flows.

Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,

in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2025.

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

We believe that our cash and cash equivalents as of September 30, 2026, together with available borrowings under the Credit Agreement and expected net cash provided by operating activities will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to grow our business, including by any acquisitions we may make, we may in the future require additional working capital.

Summary of Statement of Cash Flows

The following table summarizes the primary sources and uses of our cash flow:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,728	$131	$23,753	$(30,824)
Investing activities	(107,550)	(6,971)	(339,028)	(147,919)
Financing activities	97,445	(1,933)	349,680	185,878
Effect of exchange rate changes on cash and cash equivalents	(196)	—	(196)	—
Net increase in cash and cash equivalents	$16,427	$(8,773)	$34,209	$7,135

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $23.8 million, primarily consisting of net income of $42.7 million, non-cash items of $49.5 million and a net change in our operating assets and liabilities of $68.5 million. The change in our operating assets and liabilities was primarily driven by an increase in contract assets of $46.0 million, which was partially offset by an increase in contract liabilities of $8.1 million that was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume and progress of existing contracts. The change in our operating assets and liabilities was also driven by an increase in accounts receivable of $28.1 million , partially offset by an increase in accounts payable, accruals and income tax payable of $14.6 million that was primarily due to the timing of other payments.

Net cash used in operating activities for the nine months ended September 30, 2025 was $30.8 million, primarily consisting of net income of $9.7 million, non-cash items of $40.3 million and a net change in our operating assets and liabilities of $80.8 million. The change in our operating assets and liabilities was primarily driven by an increase in contract assets of $39.8 million, which was partially offset by a decrease in contract liabilities of $11.2 million that was mainly due to initial and subsequent measurement of contracts with customers, changes in business volume, and progress of existing contracts. The change in our operating assets and liabilities was also driven by a decrease in accounts payable, accruals and income tax payable of $26.7 million, which was mainly due to timing of payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $339.0 million, which was primarily driven by the Seemann and Walker Acquisitions of $304.2 million and the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2025 was $147.9 million, as a result of the MTI and ISP acquisitions of $126.3 million in total and investment in a convertible note of $6.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $349.7 million, which was primarily driven by proceeds from our Term Loan Facility of $490.3 million (net of payment of debt issuance costs) and partially offset by repayments of our Term Loan Facility of $133.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $185.9 million, which was primarily driven by net proceeds from our IPO of $153.8 million and proceeds from our Term Loan Facility of $398.5 million (net of debt issuance costs), and partially offset by the repayment of outstanding indebtedness under our prior credit facilities of $363.1 million.

Other Obligations and Commitments

See Note 7 through Note 9 of the Notes to the condensed consolidated financial statements for information regarding our other obligations and commitments.

Leases

See Note 8, Lease Obligations, of the Notes to the condensed consolidated financial statements for information pertaining to lease payments relating to our operating and finance lease obligations.

Long-Term Debt

On April 1, 2025, we entered into a Credit Agreement, by and among the Company, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (the “Original Credit Agreement”). The Original Credit Agreement provided for (i) a revolving credit facility in an aggregate principal amount of $50 million (the “Revolving Credit Facility”) and (ii) a term loan facility in an aggregate principal amount of $300 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facility”). The maturity date of the Revolving Credit Facility is April 1, 2030, and the maturity date of the Term Loan Facility is April 1, 2032. The obligations under the Original Credit Agreement are secured by a lien on substantially all of our assets and certain of our direct and indirect subsidiaries. Loans under the Senior Credit Facility may be denominated only in U.S. dollars.

On May 27, 2025, we entered into that certain First Amendment to Credit Agreement (the “First Amendment”), which amends the Original Credit Agreement. The First Amendment provided for an incremental term loan in an aggregate principal amount of $75 million, thereby increasing the aggregate principal amount of the Term Loan Facility.

On October 24, 2025, we entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”), which amends the Original Credit Agreement. The Second Amendment provided for an incremental term loan in an aggregate principal amount of $130 million, thereby increasing the aggregate principal amount of the Term Loan Facility.

On February 2, 2026, we entered into that certain Third Amendment to Credit Agreement (the “Third Amendment”), which amends the Original Credit Agreement. Under the Third Amendment, we (i) refinanced the Term Loan Facility in an aggregate principal amount of $502.8 million to reduce the interest rate applicable thereto by 75 basis points to SOFR plus 2.75% and (ii) reduced the interest rate applicable to the Revolving Credit Facility by 75 basis points for each level of our leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.50%. In addition, following the refinancing of the Term Loan Facility, we increased the principal amount of the Term Loan Facility by $265 million, for an aggregate principal amount of $767.8 million.

On March 9, 2026, we entered into that certain Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amends the Original Credit Agreement. Under the Fourth Amendment, we (i) increased the Revolving Credit Facility commitments by $100 million to an aggregate principal amount of $150 million and (ii) removed the cap on Revolving Credit Facility commitments, which was previously $50 million.

On August 3, 2026, we entered into that certain Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amends the Original Credit Agreement. Under the Fifth Amendment, we (i) refinanced the Term Loan Facility in an aggregate principal amount of $764 million to reduce the interest rate applicable thereto by 50 basis points to SOFR plus 2.25% and (ii) reduced the interest rate applicable to the Revolving Credit Facility by 50 basis points for each level of its leverage-based pricing grid, the highest of such levels being set at SOFR plus 2.00%.

On August 26, 2026, we entered into that certain Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amends the Original Credit Agreement (as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment, the “Credit Agreement”). Under the Sixth Amendment, we increased the principal amount of the Term Loan Facility by $100 million, for an aggregate principal amount of $864 million.

The amendments to the Credit Agreement are accounted for as debt modifications. During the three and nine months ended September 30, 2026, we incurred debt issuance costs of $1.4 million and $4.0 million, respectively, in connection with the amendments. For the three and nine months ended September 30, 2025, we recorded debt issuance costs of $0 and $6.5 million, respectively. We recorded a loss on debt extinguishments of $2.6 million which is recorded in interest expense, net within the condensed consolidated statements of operations and comprehensive income, during the three and nine months ended September 30, 2026. No loss on debt extinguishments was recorded for the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026, we recorded a $3.3 million out-of-period adjustment to correct the prior capitalization of debt issuance costs that should have been expensed in connection with the Third Amendment during the three months ended March 31, 2026. We evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued interim condensed consolidated financial statements.

The Credit Agreement requires us to comply with a springing financial covenant that is tested on the last day of any fiscal quarter, if and when the outstanding principal amount drawn under the Revolving Credit Facility exceeds an applicable threshold. If the financial covenant is then in effect, we are required to maintain a Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) of less than or equal to 6.50 to 1.00. As there was no outstanding balance on the Revolving Credit Facility as of September 30, 2026, the springing financial covenant did not apply.

The Credit Agreement contains affirmative and negative covenants customary for secured credit facilities of this nature, including, among others, limitations on the Company and its subsidiaries with respect to liens, the incurrence of indebtedness, dispositions and certain fundamental changes.

Interest rates were 6.06% and 7.50% as of September 30, 2026 and December 31, 2025, respectively. No accrued interest was recorded under the Senior Credit Facility as of September 30, 2026 or December 31, 2025.

As of September 30, 2026, the outstanding principal amount under the Term Loan Facility was $861.8 million. We did not draw from the Revolving Credit Facility during the nine months ended September 30, 2026, and there was no outstanding balance on the Revolving Credit Facility as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026 and 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Revolving Credit Facility and Term Loan Facility, both of which have a floating interest rate component. We estimate that a 1% increase in interest rates at September 30, 2026 and December 31, 2025, would have resulted in approximately a $7.0 million and $3.8 million increase in interest expense, respectively.

We had cash of $68.2 million and $34.0 million as of September 30, 2026 and December 31, 2025, respectively, which is held for working capital and general corporate purposes. We do not have a significant amount of cash equivalents or restricted cash, and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, look for alternative sourcing and reevaluate pricing, as we did in the prior periods. However, continued cost inflation and supply chain disruptions during 2026 may continue to require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting. The following entity-level material weaknesses exist:

•
We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, information and communication, and monitoring activities. Specifically, deficiencies existed relating to (i) the sufficiency of resources with an appropriate degree of accounting, reporting and control knowledge, experience, and training commensurate with our financial reporting requirements, (ii) the sufficiency of processes for identifying and analyzing risks to the achievement of objectives, including technology-related risks, across the entity, (iii) the development of general control activities over technology to support the achievement of objectives across the entity, (iv) the sufficiency of selecting and developing control activities that mitigate risks to the achievement of objectives to acceptable levels, and (v) the sufficiency of monitoring activities to ascertain whether the components of internal control were present and functioning.

The entity-level material weaknesses contributed to the following additional material weaknesses within our system of internal control over financial reporting:

•
We did not design and maintain effective process-level controls for all significant business process cycles. These material weaknesses resulted in material adjustments related to stock-based compensation as of and for the year ended December 31, 2023, and immaterial adjustments as of and for the year ended December 31, 2025, and in the interim periods ended June 30, 2026 and September 30, 2026.
•
We did not design and maintain effective information technology general controls for information systems supporting our key financial reporting processes. Specifically, we did not design and maintain sufficient controls over change management, logical access, IT operations, and system development for management-identified, in-scope, on-premise and vendor-supported applications. This material weakness did not result in any adjustments to the consolidated financial statements.

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

Our objective is to enhance the accuracy and timeliness of our financial reporting and to meet all applicable regulatory requirements. We are prioritizing these efforts and allocating appropriate resources to support timely execution. Although the remediation process requires significant time and investment, we remain focused on achieving sustainable improvements that reinforce confidence in our financial reporting. We are continuing to execute the following measures designed to improve our internal control over financial reporting and during the quarter ended September 30, 2026:

•
continued to enhance processes and controls to support an effective control environment, including further progress in the remediation of identified entity-level controls;
•
completed the design and implementation of certain information technology general controls, including controls over change management, logical access, IT operations, and system development for in-scope applications;
•
continued to design and implement process-level controls across our significant business processes and enhance control documentation, management review controls, evidence retention, and monitoring activities with the assistance of external consultants with subject matter expertise;
•
further clarified and formalized roles and responsibilities throughout the organization to support accountability and accelerate remediation efforts;
•
continued to provide training and development to existing personnel to enhance their knowledge of internal controls, accounting principles, financial reporting, and internal control requirements;
•
continued to engage a leading advisory firm with extensive public company experience to assist in the design, documentation, implementation and evaluation of our internal controls in response to the identified material weaknesses; and
•
continued to strengthen our accounting and internal audit organization by expanding its team with additional talent in key financial reporting roles with appropriate knowledge and expertise in internal control over financial reporting and SEC financial reporting requirements.

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

Changes in Internal Control Over Financial Reporting

As described in the “Remediation Plan” section above, there were changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Karman Holdings Inc.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment-related matters. We do not believe that the ultimate resolution of any existing claim would have a material effect on our business, financial condition, results of operations or cash flows.

However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2026.

ITEM 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following members of our Board of Directors and officers adopted, modified or terminated a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Arrangement”):

Name	Title of Director or Officer	Action	Date	Total Shares of Common Stock to Be Sold	Expiration Date
Tony Koblinski	Director	Adoption	9/9/2026	100,000	9/1/2027
Michael Willis	Chief Financial Officer	Termination	9/11/2026	185,000*	N/A

* The Rule 10b5-1 Trading Arrangement was adopted on February 2, 2026, for sales through November 13, 2026. No shares of common stock were sold under the Rule 10b5-1 Trading Arrangement prior to termination.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document
10.1

Fifth Amendment to Credit Agreement, dated August 3, 2026, by and among the Company, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2026)

10.2

Sixth Amendment to Credit Agreement, dated August 26, 2026, by and among the Company, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2026)

10.3+

Offer Letter, dated August 19, 2026, by and between Karman Space & Defense LLC and Chris Boynton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 27, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

KARMAN HOLDINGS INC.

Date: November 5, 2026	By:	/s/ Chris Boynton
Chris Boynton
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: November 5, 2026	By:	/s/ Jon Rambeau
Jon Rambeau
Chief Executive Officer (Principal Executive Officer)